Form 10-K
period 1995-12-31
SOUTH WEST PROPERTY TRUST INC
filed 1996-03-01
CIK 887983

DOCUMENTS INCORPORATED BY REFERENCE
  No annual report to security holders, proxy or information statement, or prospectus filed under the Securities Act of 1933, is incorporated herein by reference.


                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                          ---------------

                            FORM 10-K

                FOR  ANNUAL  AND   TRANSITION   REPORTS
              PURSUANT   TO   SECTIONS   13  OR  15(d)  OF  THE
                    SECURITIES AND EXCHANGE ACT OF 1934.
(Mark One)
     |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1995

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the transition period from ____ to ____

                      Commission File Number 1-11224
                                ------------

                        SOUTH WEST PROPERTY TRUST INC.
           (Exact name of registrant as specified in its charter)
            Maryland                                   75-2434995
  (State or other jurisdiction of           (I.R.S. employer identification no.)
   incorporation or organization)

      5949 Sherry Lane, Suite 1400, Dallas, Texas                 75225-8010
       (Address of principal executive offices)                   (Zip code

       Registrant's telephone number, including area code: (214) 369-1995

            SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

    Name of Each Exchange
     Title of Each Class                          on Which Registered
        Common Stock                            New York Stock Exchange
                                                 Pacific Stock Exchange

  8% Convertible Debentures Due 2003            New York Stock Exchange
                                                 Pacific Stock Exchange


        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                                           None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 15, 1996: common stock, $0.01 par value - $282,583,000 (computed on the basis of $14.50 per share which was the reported closing sale price of the registrant's common stock on the New York Stock Exchange on February 15, 1996).

     The number of shares of the registrant's common stock outstanding as of February 15, 1996: common stock, $0.01 par value - 20,413,649 shares.

                      SOUTH WEST PROPERTY TRUST INC.
                                   INDEX
                          FORM 10-K ANNUAL REPORT
                   FOR THE YEAR ENDED DECEMBER 31, 1995


Securities and Exchange Commission Item Number and Description              Page


                                 PART I

Item 1.    Business.....................................................      1
Item 2.    Properties...................................................      9
Item 3.    Legal Proceedings............................................      9
Item 4.    Submission of Matters to a Vote of Security Holders..........      9


                                 PART II

Item 5.    Market for Registrant's Common Equity and Related
              Stockholder Matters.......................................     10
Item 6.    Selected Financial Data......................................     11
Item 7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................     13
Item 8.    Financial Statements and Supplementary Data..................     14
Item 9.    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure......................     14


                                 PART III

Item 10.   Directors and Executive Officers of the Registrant...........     15
Item 11.   Executive Compensation.......................................     16
Item 12.   Security Ownership of Certain Beneficial Owners and Management    21
Item 13.   Certain Relationships and Related Transactions...............     23


                                  PART IV

Item 14.   Exhibits, Financial Statement Schedule and Reports on Form 8-K.   24

                                  PART I

ITEM I.   Business.

General

         South West Property Trust Inc., a Maryland corporation ("SWP" or the "Company"), is a self-administered, fully-integrated, equity real estate investment trust ("REIT") that has acquired, developed and managed apartment properties since 1973. As of February 15, 1996, the Company's portfolio included 39 properties containing 12,291 apartment units. The Company also has five development properties with 2,050 units including one 436 unit property which was completed in late 1995), and has under development, additions or substantial modifications to three existing properties which total 374 units. The Company operates in the southwest and southeast regions of the United States and is headquartered in Dallas, Texas.

         The Company has approximately 402 officers and full-time employees involved in the administration of the Company and operation of its properties. The executive officers of the Company are responsible for the day-to-day operations and will continue to be engaged in the management of real estate exclusively through the Company. The Board of Directors (a majority of whose members are independent) are responsible for overall direction of the Company. The Company's policies with respect to investment, financing and dividends are determined by its Board of Directors.

         SWP is the successor-in-interest to Southwest Realty, Ltd., a publicly-traded limited partnership ("SRL"), which began operations in January 1983 as a result of a consolidation of affiliated partnerships which were controlled by John S. Schneider, Robert F. Sherman and Lewis H. Sandler, each of whom is an executive officer of the Company. In October 1992, SRL reorganized into the Company in order to elect REIT status (the "Reorganization"). The term "Company" as used herein includes SRL with respect to all matters prior to the Reorganization.

         The Company's corporate headquarters are located at 5949 Sherry Lane, Suite 1400, Dallas, Texas 75225. Its telephone number is (214) 369-1995 and its fax number is (214) 369-6882.

Investment Objectives and Policies

         The Company's principal objectives are to protect its investors' capital, increase both funds from operations per share and quarterly dividends to its stockholders, and to maximize the value of its portfolio. As a result of SWP's experience and capacity in all aspects of the apartment industry, the Company has been able to grow through acquisition, development and the intensive management of its portfolio.

         The  Company's   acquisition   and   development   programs   focus  on
well-located properties in high job-growth markets which appeal to middle and upper-middle income apartment residents, and which can be acquired or developed at attractive prices. Management believes that it is important to properly time new investments, taking into consideration cycles in the real estate and capital markets to avoid near-term dilution and to maximize long-term appreciation of its portfolio. Management believes the period from 1993 to 1995 was an ideal time to invest in apartments. The Company acquired 26 properties in 1993 and 1994 at prices substantially below replacement cost, with yields in excess of the cost of capital raised in the equity and debt markets.

         In response to rising capital costs in 1994, SWP increased its minimum initial return expectations to 10% for apartment acquisitions. In addition, prices of high quality existing apartments were approaching or exceeding the cost to develop new properties. The Company responded by utilizing its development and construction capabilities to plan five new apartment properties and additions or substantial modifications to three existing properties. SWP currently requires an estimated minimum initial stabilized return on its development properties of 11%.

     The Company has been geographically diversifying its portfolio but has no policy limiting the percentage of assets that may be invested in any particular property. The Company may participate with other entities in property ownership through joint ventures or other types of ownership. Equity investments may be subject to existing mortgage financing and other indebtedness which have priority over the equity interests of the Company. The executive officers of the Company, including John S. Schneider, Robert F. Sherman, Lewis H. Sandler, Diana
M. Laing and David L. Johnston (the "Executive Officers"), have no individual economic interest in the properties in which the Company has an interest. The Company will not engage in transactions in which these Executive Officers have an economic interest.

         Subject to REIT qualification requirements, the Company may also invest in securities of other REITs or other entities engaged in real estate activities or securities of other issuers. The Company may, in the future, acquire all or substantially all of the securities or assets of other REITs or other real estate entities where such investments would be consistent with the Company's investment policies. The Company does not intend that its investments in securities will require it to register as an "investment company" under the Investment Company Act of 1940, and the Company will divest any such securities before registration would be required. Further, the Company does not intend to invest in any securities which would violate the asset holding requirements for REITs.

Real Estate Investments

         The following tables set forth certain information relating to the properties in the Company's portfolio as of February 15, 1996:

                     SUMMARY DESCRIPTION OF PROPERTIES
                                (unaudited)


                                                                                                          Average Rent Per Unit (a)
                                                          Average                        Unit Mix           Year Ended December 31,
                                                          Square            ------------------------------ -------------------------
                                       Number              Feet
                                        of       Square    Per      Year        One        Two     Three
     Property          Location        Units      Feet   Per Unit   Built     Bedroom    Bedroom   Bedroom    1995    1994    1993
     --------          --------       --------  -------- --------   -----    --------    -------   -------    ----    ----    ----

     Existing Properties:

     Citiscape          Dallas, TX       231     204,748     886     1973(e)     133         78        20     $553    $533
     Foxfire (d)        Dallas, TX       310     239,098     771     1977        190        120         0      418     471     346
     High Ridge         Dallas, TX       360     259,434     721     1979        312         48         0      397     367     346
     Preston Oaks       Dallas, TX       200     165,160     826     1980        104         96         0      549     513
     Preston Trace      Dallas, TX       228     182,120     799     1984        130         98         0      565     536     518
     Rock Creek         Dallas, TX       540     376,760     698     1979        476         64         0      451     416     390
     Timbercreek        Dallas, TX     1,083     767,047     708     1977        888        195         0      281     372     358
     Windridge          Dallas, TX       444     359,820     810     1980        324        120         0      484     452     419
     Autumnwood         Arlington, TX    320     237,130     741     1984        224         96         0      469     444     417
     Cobblestone        Arlington, TX    344     289,628     842     1984        168        176         0      538     510     471
     Pavilion           Arlington, TX    500     442,616     885     1979(e)     192        216        92      527     520
     Oak Park           Euless, TX       528     430,176     815     1980        240        240        48      461     435
     Catalina           Lewisville, TX   208     164,064     789     1982         88        104        16      473     456
     Wimbledon Court    Lewisville, TX   312     234,208     751     1983        152        160         0      485     453     421
     Southern Oaks      Fort Worth, TX   248     182,352     735     1982        176         72         0      461     397
     Hunter's Ridge     Fort Worth, TX   248     195,096     787     1981        144        104         0      471     393
     Lakeridge          Irving, TX       244     165,628     679     1984        172         72         0      453     414     377
     Summergate         Irving, TX       176     119,424     679     1984        152         24         0      452     433     412
     Dove Park          Grapevine, TX    263     250,908     954     1984         48        215         0      511     514
     The Bluffs         San Antonio, TX  318     212,772     669     1978        282         36         0      408     387     352
     Westlake Villas    San Antonio, TX  325     222,865     686     1985        157        168         0      478     461     423
     Ashley Oaks        San Antonio, TX  216     151,612     702     1985        180         36         0      487     472     444
     Sunflower          San Antonio, TX  282     259,412     920     1974        122        112        48      528     506     463
     Woodscape          Houston, TX      544     348,768     641     1978        436        108         0      310     288     291
     Woodtrail          Houston, TX      304     209,126     688     1978        240         64         0      388     372     374
     Park Trails        Houston, TX      210     168,480     802     1983        130         80         0      452     428
     The Creeks         Austin, TX       325     267,918     824     1975        180        145         0      442     437     396
     Pecan Grove        Austin, TX       192     115,200     600     1984        168         24         0      483     444     416
     Foxfire            Amarillo, TX     328     289,572     883     1978        136        176        16      445     427     391
     Chandler's Mill    Corpus Christi, TX248    183,320     739     1984        160         88         0      491     470     460
     Ryan's Mill        El Paso, TX      248     181,784     733     1985        168         80         0      444     452     430
     Turtle Creek       Little Rock, AR  216     172,248     797     1985        168         48         0      509     498
     Shadow Lake        Little Rock, AR  296     248,000     838     1984        152        128        16      502     470
     Greenway Park      Phoenix, AZ      200     163,904     820     1986        108         92         0      479     448     399
     Vista Point        Phoenix, AZ      192     138,352     721     1986        136         56         0      463     417     345
     Sunset Pointe      Las Vegas, NV    336     294,332     876     1989        160        144        32      579     618
     Bluff Creek        Oklahoma City, OK316     238,896     756     1984        216        100         0      396     377     363
     Alvarado           Albuquerque, NM  210     153,192     729     1984        175         35         0      540     511
     Harbour Pointe     Raleigh, NC      198     172,320     870     1984         58        140         0      612     588

     Subtotal or weighted average (f) 12,291   9,457,490     769                 64%        34%        2%     $455    $437    $395
                                      ------   ---------     ---                 ---        ---        --     ----    ----    ----


                 TABLE
  SUMMARY DESCRIPTION OF PROPERTIES (Cont.)
             (unaudited)


Economic Occupancy (b)     Gross
Year Ended December 31,  Potential
-----------------------   Rent (c)    Current
                         Per Sq. Ft.   Market
                         Year Ended   Rent Per
 1995     1994   1993   Dec 31, 1995  Sq. Foot
 ----     ----   ----   ------------  -------

  92%      93%              $0.66     $0.71
  91%      95%    84%        0.57      0.63
  94%      92%    88%        0.56      0.62
  94%      94%               0.69      0.76
  93%      92%    92%        0.74      0.80
  94%      90%    87%        0.66      0.71
  87%      91%    90%        0.58      0.63
  93%      90%    84%        0.61      0.65
  94%      94%    92%        0.66      0.72
  94%      95%    92%        0.67      0.73
  92%      91%               0.63      0.66
  92%      90%               0.57      0.65
  89%      92%               0.65      0.69
  92%      93%    89%        0.67      0.73
  97%      96%               0.58      0.65
  94%      92%               0.57      0.65
  93%      90%    84%        0.70      0.76
  94%      93%    94%        0.68      0.73
  92%      94%               0.57      0.63
  89%      91%    90%        0.64      0.72
  90%      92%    93%        0.75      0.80
  90%      94%    93%        0.75      0.82
  93%      95%    94%        0.59      0.63
  88%      85%    88%        0.53      0.56
  88%      86%    89%        0.61      0.66
  87%      88%               0.64      0.69
  85%      91%    90%        0.61      0.65
  97%      96%    97%        0.81      0.89
  93%      96%    96%        0.52      0.57
  92%      92%    97%        0.70      0.77
  85%      90%    90%        0.69      0.69
  93%      97%               0.67      0.73
  94%      92%               0.62      0.68
  89%      91%    86%        0.62      0.68
  94%      92%    79%        0.63      0.71
  87%      95%               0.67      0.75
  92%      91%    92%        0.55      0.61
  93%      96%               0.76      0.82
  95%      93%               0.72      0.76

  91%      92%    90%       $0.63     $0.68
  ---      ---    ---       -----     -----




                 SUMMARY DESCRIPTION OF PROPERTIES
                             (unaudited)
                                                                                                            Average Rent Per Unit(a)

                                                           Average                       Unit Mix            Year Ended December 31,
                                                            Square            -----------------------------------------------------
                                       Number                Feet
                                         of       Square     Per     Year        One        Two     Three
         Property          Location     Units      Feet   Per Unit   Built     Bedroom    Bedroom   Bedroom  1995     1994      1993
         --------          --------  ----------- -------- --------   -----    --------    -------   -------  ----     ----      ----


     Development Properties:

     Oak Forest         Lewisville, TX   436     363,280     833     1995        292        120        24

     Promontory Pointe  San Antonio, TX  596     591,436     992     1996        312        284         0
     Sierra Palms       Chandler, AZ     320     329,640   1,030     1996         96        192        32
     Copper Mill        Durham, NC       278     264,896     953     1996        144        110        24
     Providence Court   Charlotte, NC    420     453,804   1,080     1997        144        204        72

     Ashley Oaks--Ph 2  San Antonio, TX  246     241,184     980     1996         48        118        80
     Oak Park--Ph 2     Euless, TX        80      68,448     856     1996         44         36
     Sunset Pointe--Ph 2Las Vegas, NV     48      27,060     564     1996         48

     Subtotal or weighted average (f)  2,424   2,339,748     965                 47%        44%        9%
                                     ------- -----------     ---                 ---        ---       ---

     Grand total or weighted average  14,715  11,797,238     802                 61%        35%        4%     $455    $437    $395
                                      ======  ==========     ===                 ===        ===      ====     ====    ====    ====


         SUMMARY DESCRIPTION OF PROPERTIES   (Cont.)
                 (unaudited)



Economic Occupancy (b)     Gross
Year Ended December 31,   Potential
-----------------------   Rent (c)     Current
                         Per Sq. Ft.    Market
                        Year Ended     Rent Per
1995   1994   1993     Dec 31, 1995    Sq. Foot
----   ----   ----    --------------   -------

                                       $0.83 (g)

                                        0.80 (g)
                                        0.80 (g)
                                        0.83 (g)
                                        0.79 (g)

                                        0.75 (g)
                                        0.77 (g)
                                        0.90 (g)

                                       $0.80
                                       -----

   91%      92%    90%       $0.63     $0.71
   ===      ===    ===       =====     =====



     (a) Represents average collected rental revenue per unit per month (after giving effect to vacancy, concessions, delinquent rent and non-revenue units) for all months owned during the period.

     (b) Represents collected rental revenue divided by gross potential rent for all months owned during the period. (c) Represents average lease rates on leased units and market rates on vacant units for all months owned during the period. (d) During 1995, the Company acquired 100% interest in this property. Prior to 1995, the Company owned 5% of Phase I and 66% of Phase II.
     (e)  Substantially refurbished in 1993.
     (f) The weighted average rent per unit and economic occupancy percentage have been based on the Company's portfolio of wholly-owned apartments and its percentage of apartments owned in joint ventures in each of the periods presented.
     (g) For development properties not currently in lease-up phase, represents management's estimate of market rent for the property.


     Management believes that its properties are adequately covered by liability and casualty insurance, consistent with industry standards.

                                                    TABLE 2
                              SUMMARY DESCRIPTION OF PROPERTIES - DEBT FINANCING
                                             AS OF DECEMBER 31, 1995
                                                (in thousands)
                                                 (unaudited)


                                                             Balance                                       Balance
                                               Original         at          Interest         Due or        Due at
Name of Property                               Amount        12/31/95         Rate (a)      Call Date     Maturity

 MORTGAGE LOANS PAYABLE:

 First Mortgage REMIC Financing (b).........   $   50,000   $   47,647        7.01%         12/10/00      $  39,953

 First Mortgage REMIC Financing (c).........       50,000       48,566        8.50%         02/10/01         41,735

 Oak Forest (d).............................       10,864       10,609  LIBOR + 2.25%       06/30/97         10,609

 Sunset Pointe (e)..........................        8,873        8,873        8.50%         06/01/96          8,873

 Turtle Creek (f)...........................        5,248        5,110        8.50%         10/01/99          4,891

 High Ridge (g).............................        4,865        4,693        8.50%         01/01/00          4,517

 Foxfire - Dallas (h)                               3,800        3,788    COFI + 2.75%      07/01/25
                                             ----   ---------    -----
                                                                                                                 0

      Total.................................    $ 133,650    $ 129,286                                   $  110,578
                                                  =======      =======                                     ========



                                                             Balance
                                               Maximum          at          Interest         Due or
                                                Amount       12/31/95        Rate (a)       Call Date

 CONSTRUCTION LOANS PAYABLE:

 Promontory Pointe (i)......................    $  19,800  $    17,573  LIBOR + 2.25%       07/12/96

 Ashley Oaks Phase II (j)...................        7,354        6,297  LIBOR + 2.25%       06/30/97

 Sierra Palms (k)...........................       12,402        3,884    LIBOR + 2.25%     12/29/96

 Copper Mill (l)............................       10,700        4,501    LIBOR + 2.00%     04/13/97

 Providence Court (m).......................       18,250            1    LIBOR + 2.00%     03/12/98
                                             --    ----------------- -

        Total...............................    $  68,506   $   32,256
                                                  =======     ========



 REVOLVING LINE OF CREDIT (n):                  $  41,800   $   16,500  LIBOR + 1.50%       3/15/97
                                                  =======     ========





                                NOTES TO TABLE 2

(a) At December 31, 1995, the Company had an interest rate swap agreement with a notional amount of $48,851,000. The Company has entered into the interest rate swap agreement to convert floating rate liabilities to fixed rate liabilities. The agreement fixes the interest rate on the Company's expected variable rate debt at 7.9% through April 1997. The Company does not hold or issue interest rate swap agreements for trading purposes. The Company is exposed to possible credit risk if the counterparty fails to perform, however, this risk is minimized by entering into the agreement with a highly rated counterparty. At December 31, 1995, there were no defaults under this agreement.

(b) In December 1993, the Company, through a wholly-owned subsidiary, closed on the first phase of a $100,000,000 REMIC Financing. The first phase is secured by first mortgages on 13 properties (Ashley Oaks, Autumnwood, Bluff Creek, Cobblestone, The Creeks, Greenway Park, Lakeridge, Preston Trace, Rock Creek, Ryan's Mill, Summergate, Wimbledon Court and Woodscape). Monthly payments of principal and interest in the amount of $388,000 are required.

(c) In June 1994, the Company, through a wholly-owned subsidiary, closed on the second phase of the REMIC Financing. The second phase is secured by first mortgages on 14 properties (Alvarado, The Bluffs, Catalina,
       Citiscape, Chandlers Mill, Foxfire - Amarillo, Park Trails, Pavilion, Pecan Grove, Preston Oaks, Vista Point, Westlake Villas, Windridge and Woodtrail). Monthly payments of principal and interest in the amount of $434,000 are required.

(d) In June 1994, the Company closed a construction mortgage note in the maximum amount of $10,864,000 for the development of the Oak Forest Apartments. The note, which is recourse to the Company, has an original maturity date of June 30, 1997, with two optional one-year extensions.

(e) In September 1994, the Company acquired the Sunset Pointe Apartments subject to a non-recourse first mortgage loan. Monthly payments of interest in the amount of $62,850 are required through March 1, 1996. Monthly payments of in the amount of $105,937 are required from April 1, 1996 through June 1, 1996. The mortgage loan matures June 1, 1996, and is prepayable on or after March 1, 1996.

(f) In May 1994, the Company acquired the Turtle Creek Apartments subject to a non-recourse first mortgage loan. Monthly payments of principal and interest in the amount of $40,353 are required.

(g) In January 1995, the Company acquired the remaining ownership interests in High Ridge Apartments subject to a non-recourse first mortgage loan. Monthly payments of principal and interest in the amount of $36,335 are required.

(h) In August 1995, the Company acquired the remaining ownership interests in the Foxfire Apartments in Dallas, Texas, subject to two non-recourse first mortgage loans. The mortgage loans bear interest at the cost of funds index as published by the San Francisco National Bank plus 2.75%. Monthly payments of principal and interest in the amount of $27,242 are required.

(i) In January 1994, the Company closed a construction mortgage note for the development of the Promontory Pointe Apartments. The note, which is recourse to the Company, has an original maturity date of July 12, 1996, with three optional one-year extensions.

(j) In June 1994, the Company closed a construction mortgage note in the maximum amounts of $7,354,000 for the development of the Ashley Oaks Apartments Phase II. The note, which is recourse to the Company, has an original maturity date of June 30, 1997, with two optional one-year extensions.

(k) In December 1994, the Company closed a construction mortgage note in the maximum amount of $12,402,000 for the development of the Sierra Palms Apartments. The note, which is recourse to the Company, has an original maturity date of December 29, 1996, with three optional one-year extensions.

(l) In April 1995, the Company closed a construction mortgage note in the maximum amount of $10,700,000 for the development of the Copper Mill Apartments. The note, which is recourse to the Company, has an original maturity date of April 13, 1997, with three optional one-year extensions.
(m) In September 1995, the Company closed a construction mortgage note in the maximum amount of $18,250,000 for the development of the Providence Court Apartments. The note, which is recourse to the Company, has an original maturity date of March 21, 1998, with two optional one-year extensions and one optional six-month extension.

(n) In September 1994, the Company obtained a revolving line of credit in the maximum amount of $75,000,000. The line of credit, which is recourse to the Company, had a revolving period of 18 months, with a one-year extension at the lender's option followed by an amortization period of two years. In November 1995, the lender agreed to extend the loan until March 15, 1997, and reduced the interest rate on the loan from LIBOR plus 1.75% to LIBOR plus 1.50%. The Company can currently draw up to a total of $41,800,000 on the line of credit, which is secured by seven properties (Harbour Pointe, Hunter's Ridge, Oak Park, Shadow Lake, Southern Oaks, Sunflower and Timbercreek). This amount may be increased as additional properties are added as security for the line of credit. Periodic payments of interest are required.


Rental Operations

         Management's objective is to provide residents of its apartment communities with a consistent, high-quality living environment. Management services for the properties are provided by the Company's management staff, which includes approximately 335 on-site leasing, management and maintenance personnel, many of whom have extensive experience in apartment management.

         The Company believes that it has developed the people, procedures, operating systems and financial controls to maximize rental income, minimize resident turnover and control operating expenses. A key aspect of management's strategy has been to focus on maximizing rental revenue as opposed to concentrating exclusively on occupancy. This is accomplished primarily through monthly reviews of competitive conditions in each market and by aggressively increasing rent levels on each unit type and amenity.

Competition and Market Conditions

         Management believes that a geographically diversified portfolio is an important factor in achieving consistent internal growth in the apartment industry. When SWP's current development portfolio is completed, approximately 23% of its apartment units will be located in Dallas, Texas, and 23% in suburban Dallas communities; 14% in San Antonio, Texas; 7% in Houston, Texas; 5% in Phoenix, Arizona; 4% each in Austin, Texas, and Little Rock, Arkansas; 3% each in Fort Worth, Texas, Raleigh/Durham and Charlotte, North Carolina; and about 2% each in Las Vegas, Nevada, Amarillo, Corpus Christi and El Paso, Texas, Oklahoma City, Oklahoma, and Albuquerque, New Mexico.

         The creation of new jobs, which management believes is one of the most important factors affecting demand for apartments, continues to be greater in SWP's markets than in the United States as a whole. Non-agricultural employment in the markets in which the Company owns property increased by a monthly average of 354,000 jobs in 1995, a gain of 3.8% over the average monthly growth for the same markets in 1994. During the same period, average monthly non-agricultural employment in the United States grew by 2,567,000 jobs, a 2.3% increase from the monthly average for 1994.

         Management believes that in 1996, for the first time in several years, the supply of new apartments in most of its markets will modestly exceed demand. As a result, the Company expects a small decline in overall market occupancy and a slower pace of rental rate increases. Management also believes that prices of existing properties and the current cost to develop new properties are generally too high to justify significant new investment, especially considering the anticipated near-term softness in the apartment markets. Consequently, in 1996 SWP plans to maximize internal growth through intense management, to continue adding value through capital improvements to its existing portfolio and to build additions to a select few of its existing properties where the value added to the overall property should be significant.

Dividend Policy

         A primary objective of South West Property Trust is to raise its dividend annually. For the quarter ended March 31, 1996, the Company has increased its quarterly dividend to $0.26 per share, bringing the total dividend increase since 1992 to 49%. However, because real estate is a capital-intensive industry and raising new equity is generally the most expensive source of capital, SWP has concurrently lowered the percentage of its funds from operations which it pays out in the form of dividends (its "payout ratio"). This allows the Company to invest internally generated funds in revenue-enhancing capital improvements to its existing properties and in its development properties. In the fourth quarter of 1992, SWP paid out 97% of its funds from operations as dividends. This payout ratio was lowered to 81% in 1993, 73% in 1994 and 71% in 1995.

         The Company has a dividend reinvestment plan designed to encourage individual stockholder participation. The plan allows stockholders to acquire additional common shares from SWP at a 5% discount to the market price.

Policies with Respect to Certain Activities

         The following is a discussion of the Company's policies with respect to certain activities. The Company's policies with respect to these activities have been determined by the Board of Directors and may be amended or revised from time to time at the discretion of the Board of Directors without a vote of the stockholders of the Company.

         Financing Policies. To the extent that the Company's Board of Directors determines to obtain additional capital, the Company may raise such capital through additional equity offerings, debt financing or retention of cash flow (subject to REIT distribution requirements), or a combination of these methods.

         Policies with Respect to Property Additions and Reserves. Only those expenditures that generally do not recur annually and/or that will increase the rental income potential of its properties are capitalized. Expenditures for replacement of items such as carpet, air conditioning compressors, appliances, blinds and landscaping (which aggregate approximately $212 per apartment unit annually) are generally expensed. In addition, the Company has cash reserves to provide for predictable expenditures for additions to property. The estimate of the requirements for these reserves is based on the replacement cost and useful lives of exterior paint, boilers, roofs, asphalt and miscellaneous items. At December 31, 1995, the Company had cash reserves aggregating $4,643,000 for additions to property. Annual cash reserve additions for 1996 are expected to average $105 per apartment unit.

         Lending Policies. The Company may acquire mortgage loans on apartment properties. Once acquired, the Company may modify, increase, or extend such loans as the Board of Directors shall deem appropriate.

         Policies with Respect to Other Activities. The Company does not presently intend to make investments other than as previously described, although it may do so. The Company has authority to offer shares of its capital stock and preferred or debt securities for cash or in exchange for securities or properties, and to repurchase or otherwise reacquire its common stock or any other securities, and may engage in such activities in the future. It may also offer warrants, options and rights on such terms as the Board of Directors shall determine to be in the best interests of the Company. The Company does not intend to underwrite the securities of any other issuers.

         The Company intends to continue to qualify as a REIT for federal income tax purposes unless, because of a change in circumstances or changes in applicable federal income tax laws, the Board of Directors determines that it is no longer in the best interests of the Company to qualify as a REIT.

Federal Income Tax

         The Company intends to operate in a manner as to qualify as a REIT for federal income tax purposes, but no assurance can be given that the Company will be able to qualify at all times. By qualifying as a REIT, the Company can deduct dividend distributions to its stockholders for federal income tax purposes, thus effectively eliminating the "double taxation" (at the corporate and stockholder levels) that typically applies to corporate dividends.


ITEM 2.   Properties.

     For  information  regarding  the  Company's   properties,   see  Item  1  -
"Business."


ITEM 3.   Legal Proceedings.

         As  of  December  31,  1995,   there  are  no  material  pending  legal
proceedings to which the Company or its property is subject.

ITEM 4.   Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                                PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     The  Company's  common  stock is listed  and  traded on the New York  Stock
Exchange ("NYSE") and on the Pacific Stock Exchange ("PSE") under the symbol "SWP."

         The following table sets forth the high and low prices per common share on the NYSE, for the two-year period ended December 31, 1995:

                                                                             Year Ended December 31, 1995
                                                                                 High                Low
       Quarter ended:
       December 31......................................................      $ 13 1/2         $    11 3/8
       September 30.....................................................        13                  11 3/8
       June 30..........................................................        12 5/8              11 3/8
       March 31 ........................................................        12 3/4              11 5/8

                                                                              Year Ended December 31, 1994
                                                                                High               Low
       Quarter ended:
       December 31                                                            $ 12 3/8       $      11
       September 30.....................................................        13                  11
       June 30..........................................................        13 3/4              12
       March 31.........................................................        14                  12 1/4

     At February 15, 1996, management estimated that there were approximately 609 holders of record of the Company's common stock. The closing price of the common stock on February 15, 1996 was $14.50.

         Because the Company's securities are listed on a national stock exchange, they are marginable if they otherwise meet the minimum price requirements for marginability.

         The Company paid a dividend of $.22 per share for first quarter of 1994; $.23 per share for each of the second, third and fourth quarters of 1994; and $.25 per share for each of the four quarters of 1995. The Company has raised its quarterly dividend to $.26 per share for the quarter ending March 31, 1996.

ITEM 6.  Selected Financial Data.

         The following table sets forth selected financial data with respect to the Company and its subsidiaries for each of the five years in the period ended December 31, 1995 and should be read in conjunction with the Consolidated Financial Statements and Notes thereto which are contained elsewhere in this report (in thousands, except per share data):

                                                                             Years ended December 31,
                                                             ------------------------------------------------
                                                         1995        1994           1993       1992(3)        1991(3)
                                                         ----        ----           ----      -----            ----
Selected Consolidated Operating Data:

  Total revenues.................................     $ 71,862    $  58,928      $ 33,090      $ 19,758     $  18,937
  Income (loss) before extraordinary item........       13,031        9,963         3,182       ( 3,181)      ( 2,292)

  Per share(1):
      Income (loss) before extraordinary item....     $    .70    $     .64      $    .39      $(  3.31)    $(   3.24)
      Cash distributions and dividends(2):
        Common stock.............................     $   1.00    $     .91      $    .62        .38
                                                        ======      =======        ======        ===
        Preferred depositary receipts............                                              $   1.35     $    1.80
                                                                                                 ======       =======

                                                                                as of December 31,
                                                         1995        1994           1993       1992(3)        1991(3)
                                                         ----        ----           ----      -----           ----
Selected Consolidated Balance Sheet Data:

  Real estate investments, net...................     $356,164    $ 302,878      $203,989      $ 55,797     $  58,147
  Total assets...................................      378,165      323,616       229,579        67,099        62,444
  Mortgage loans payable.........................      129,286      117,270        57,691        18,401        65,869
  Construction loans payable.....................       32,256        4,584
  Revolving line of credit.......................       16,500       27,700                       4,447
  Convertible debentures.........................                    13,529        28,378        55,000
  Preferred depositary receipts..................                                                               8,369
  Stockholders' equity (deficit).................      183,472      146,852      134,820         (17,07)      (17,757)


                         NOTES TO SELECTED FINANCIAL DATA:

(1) Earnings per share is based on the net income or loss attributable to the common stock and the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the periods presented. Earnings per share for the year ended December 31, 1995 was based on 18,627,322 weighted average shares of common stock outstanding during the period (15,633,291 in 1994, 8,099,900 in 1993, 961,870 in
       1992, and 708,391 in 1991).

       The 1995, 1994 and 1993 per share computations include options and warrants outstanding during the period to purchase common stock, as calculated by application of the "treasury stock" method. Under generally accepted accounting principles, the Company's debentures were not common stock equivalents and therefore were not considered in the primary earnings per share computations; the debentures were antidilutive to the computation of fully-diluted earnings per share.

       For periods prior to 1993, SRL's preferred depositary receipts were not common stock equivalents, and were not considered in primary earnings per share computation; SRL's warrants, options, and specified acquisition convertible limited partnership interests were antidilutive to the computation of fully-diluted earnings per share.

(2) The Company paid a dividend of $.175 per share for the fourth quarter of 1992; $.20 per share for each of the first, second and third quarters of 1993; $.22 per share for each of the fourth quarter of 1993 and the first quarter of 1994; $.23 per share for each of the second, third and fourth quarters of 1994; and $.25 per share for each of the four quarters of 1995. The Company has raised its quarterly dividend to $.26 per share for the quarter ending March 31, 1996.

(3) The Reorganization of SRL into the Company has been accounted for similar to a pooling of interests and has been applied by restating the financial statements of SRL, with the only impact being the classification of certain equity accounts and disclosures with respect to earnings per share.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion and analysis should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes appearing elsewhere herein.

Results of Operations

         Year ended December 31, 1995 compared to year ended December 31, 1994. Rental revenues in 1995 were $70,396,000, an increase of 22% from $57,625,000 for 1994. This increase was due to the acquisition of eight apartment properties in 1994, an approximate 4% rental rate increase on existing properties and the first contribution from the Company's development properties. Other income was $1,466,000 in 1995, compared to $1,303,000 for 1994.
Total revenues were $71,862,000 in 1995, compared to $58,928,000 for 1994.

         Operating expenses (property operating expenses plus general and administrative expenses) were $35,038,000 for 1995, compared to $30,083,000 for the same period in 1994. This increase was primarily attributable to the acquisition of eight apartment properties in 1994 and initial operating expenses from three of the Company's development properties.

         Net operating income per unit (total revenues less operating expenses, divided by the weighted average number of apartment unit owned during the period) increased in 1995 for the seventh consecutive year. Net operating income per unit in 1995 was $2,826, a 4% increase from $2,713 in 1994. This increase is the result of increases in both gross income and operating expenses per unit of 4%.

     Interest on debt was $10,878,000 for 1995, compared to $8,470,000 for 1994. This increase is primarily attributable to interest on the construction loans and the line of credit.

         Additions to property in 1995 were $6,441,000 compared to $7,764,000 in 1994. Depreciation and amortization expense increased $2,461,000 in 1995 compared to 1994 as a result of a full year of depreciation on the properties acquired in 1994, depreciation on completed construction and depreciation on capitalized improvements made to the properties.

         Year Ended December 31, 1994 Compared to Year Ended December 31, 1993. Rental revenues in 1994 were $57,625,000, an 80% increase from $31,959,000 in 1993. This increase was due primarily to the acquisition of 26 apartment properties in 1993 and 1994, and to an approximate 2% increase in economic occupancy and a 5% increase in rental rates. Other income was $1,303,000 in 1994, compared to $1,131,000 for 1993. Total revenues were $58,928,000 in 1994, compared to $33,090,000 for 1993.

         Operating expenses (property operating expenses plus general and administrative expenses) were $30,083,000 for 1994, compared to $17,868,000 for the same period in 1993. This increase was attributable to the acquisition of 26 apartment properties during 1993 and 1994.

         Net operating income per unit (total revenues less operating expenses, divided by the weighted average number of apartment units owned during the period) in 1994 was $2,713, a 25% increase from $2,176 in 1993. This increase is due to an increase in gross income per unit of 10% and a decrease in operating expenses per unit of 2% (which is the result of a combination of expense control at the property level and general and administrative expenses being spread over a larger number of units).

         Interest on fixed-rate mortgage debt and the debentures was $8,470,000 for 1994, compared to $5,146,000 for 1993. This increase is primarily attributable to the REMIC financing which closed in December 1993 and June 1994.

         Additions to property in 1994 were $7,764,000 compared to $3,615,000 in 1993. Depreciation and amortization expense increased $3,694,000 in 1994 compared to 1993 as a result of the acquisition of properties and capitalized improvements made to the properties. About 71% of the 1994 additions to property was for improvements to building exteriors, parking lots, unit interiors, exterior lighting, carports and limited access perimeter fencing.

Liquidity and Capital Resources

         Cash and cash equivalents at December 31, 1995 aggregated $2,406,000, compared to $1,334,000 at December 31, 1994. In addition, the Company has accumulated cash reserves of $4,643,000 to fund recurring additions to its properties. The estimate of the requirements for these reserves is based on the replacement cost and useful lives of exterior paint, boilers, roofs, asphalt and miscellaneous items. Annual cash reserve requirements in 1996 are estimated to be $105 per unit. Management anticipates that cash generated from property operations and cash on hand will be adequate to fund working capital requirements for the foreseeable future.

         In September 1994, the Company obtained a revolving line of credit in the maximum amount of $75,000,000. The Company can currently draw up to a total of $41,800,000 on the line of credit, which amount may be increased as additional properties are added as security for the loan. At December 31, 1995, the outstanding balance on the line of credit was $16,500,000.

         At December 31, 1995, the Company had an interest rate swap agreement with a notional amount of $48,851,000. The Company has entered into the interest rate swap agreement to convert floating rate liabilities to fixed rate liabilities. The agreement fixes the interest rate on the Company's expected variable rate debt at 7.9% through April 1997. The Company does not hold or issue interest rate swap agreements for trading purposes. The Company is exposed to possible credit risk if the counterparty fails to perform, however, this risk is minimized by entering into the agreement with a highly rated counterparty. At December 31, 1995, there were no defaults under this agreement.

         The Company plans to complete construction of four properties and additions or modifications to three existing properties in 1996 and 1997. The total cost of the four properties and one addition currently under construction is estimated to be $109,500,000, and the Company has construction loans available totaling $68,506,000. The Company has committed to fund the remaining $40,994,000 from available funds or draws on the Company's line of credit.
As of December 1995, the Company has funded all but $3,814,000 of its commitment.

         SWP plans to spend approximately $4,000,000 in 1996 on capital improvements to increase the revenue-generating capabilities of its existing properties. Funds for these improvements will come from cash on hand or cash generated from property operations.

         SWP plans to repay the $8,873,000 mortgage on Sunset Pointe Apartments on March 1, 1996, with funds from its line of credit.


ITEM 8.   Financial Statements and Supplementary Data.

         The independent auditor's report, consolidated financial statements and schedule listed in the accompanying index are filed as part of this report. See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule on page F-1.


     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.

                                 PART III

ITEM 10.   Directors and Executive Officers of the Registrant.

Directors and Officers of the Company

         The Bylaws of the Company and the provisions of the Maryland General Corporation Law (the "Maryland Law"), under which the Company was formed, generally provide that the Company will be managed by its Board of Directors, which may appoint officers to handle the administration of the Company. The Bylaws of the Company further provide that a majority of the Company's Board of Directors shall at all times consist of independent Directors.

         The Directors and Officers of the Company as of February 15, 1996 are:

          Name                           Age              Principal Occupation

   John S. Schneider..................   57  Chairman of the Board
                                             and Chief Executive Officer
   Robert F. Sherman..................   53  President, Chief Operating Officer
                                               and Director
   Lewis H. Sandler...................   59  Executive Vice President,Secretary,
                                              General Counsel and Director
   Mark J. Sandler....................   53    Director
   Ira T. Wender......................   69  Director
   Larrie A. Weil.....................   52  Director
   Robert W. Scharar..................   46  Director
   David L. Johnston..................   51  Executive Vice President - Real
                                               Estate Investments
   Diana M. Laing.....................   41  Executive Vice President, Chief
                                               Financial Officer and Treasurer

     John S. Schneider has been Chief Executive Officer of the Company and its predecessor-in-interest, SRL, since 1983 and is the Chairman of the Board of Directors. He is primarily responsible for the overall direction of the Company. Mr. Schneider graduated from the Harvard Business School in 1967 and was employed by the investment banking firm of Donaldson, Lufkin and Jenrette until 1973, when he cofounded a predecessor firm to SWP.

     Robert F. Sherman has been in charge of SWP's (or its predecessors') management division since 1973 and is President and Chief Operating Officer and a Director of the Company, in charge of management services and responsible for the on-site management of the properties owned or managed by the Company. Mr. Sherman has served as president of both the National Apartment Association and the Dallas Apartment Association, and has been a director of the National, Texas and Dallas Apartment Associations.

     Lewis H. Sandler has been General Counsel of the Company and its predecessors since 1983 and is Executive Vice President, Secretary, General Counsel and a Director of the Company. He was admitted to the Bar of the State of New York in 1962 and has since then been a practicing attorney. He was admitted to the Bar of the State of Texas in 1981. He has acted as counsel to Messrs. Schneider and Sherman, and their respective companies and partnerships, since 1973.

     Mark J. Sandler was a senior managing director of Bear, Stearns & Co. Inc., an investment banking firm, in charge of its real estate operations from prior to 1987 until his retirement in October 1988. Since that time, Mr. Sandler has managed his personal and family investments. Mr. Sandler is a Director of the Company and a member of the Compensation and Audit Committees. Mark Sandler is not related to Lewis Sandler.

     Ira T. Wender is a former partner and is currently of counsel to the law firm of Patterson, Belknap, Webb & Tyler, New York, NY, since July 1986. He is also a Director of Dime Savings Bank of New York and REFAC Technology, Inc. Mr. Wender is a Director of the Company and a member of the Compensation and Audit Committees.

     Larrie A. Weil has been President and Chief Executive Officer of QuickCall Corporation, an international producer and distributor of wireless pay phones, since June 1995. On January 4, 1996, QuickCall Corporation filed a voluntary petition under Chapter 11, of the Federal Bankruptcy Code. From March 1991 to June 1995, he was a principal and in charge of corporate finance for Barre & Company, Inc., an investment banking firm. From 1985 to 1989, he was employed by Underwood, Neuhaus & Co., Incorporated, an investment banking firm, serving as Chief Operating Officer from 1987 to 1989 and from January 1990 to March 1992 as President of its successor, 909 Corp. He was Senior Vice President of Eppler, Guerin & Turner, Inc., an investment banking firm, from 1981 to 1985. Mr. Weil is a Chartered Financial Analyst. Mr. Weil is a Director of the Company and a member of the Compensation and Audit Committees.

     Robert W. Scharar is President and a Director of FCA Corporation, a registered investment advisor which he founded in 1983. He is also president and a director of FCA Investment Company, a Small Business Investment Company, and serves as a trustee of First Commonwealth Mortgage Trust and of United Investors Realty Trust, both of which are REITs. Mr. Scharar is also past president of the American Association of Attorneys - CPAs. Mr. Scharar is a Director of the Company and a member of the Compensation and Audit Committees.

     David L. Johnston has been Executive Vice President - Real Estate Investments since joining the Company in October 1992. From 1989 to 1992, Mr. Johnston was Senior Vice President of Property Company of America, responsible for the Southwestern Region, acquiring approximately 5,000 apartment units for that company. From 1982 to 1988, he was a Division President and Senior Partner of the Trammell Crow Residential Company. During his more than 20 years of real estate experience, Mr. Johnston has developed more than 10,000 apartment units, primarily in Texas.

     Diana M. Laing has been employed by the Company and its predecessors since 1982. She is Executive Vice President and Chief Financial Officer of the Company. She has previously served as Controller, Treasurer and Vice President-Finance of the Company and its predecessors. Ms. Laing is a Certified Public Accountant and a member of the American Institute of CPA's and the Texas Society of CPA's. Ms. Laing is a Director of Sterling House Corporation, a publicly-traded operator of assisted living centers.


ITEM 11.   Executive Compensation.

General

 .........The following table sets forth certain information regarding the annual compensation the Company paid to the Chief Executive Officer and to the four executive officers each of whose aggregate remuneration exceeded $100,000 during 1995:

                                 SUMMARY COMPENSATION TABLE

                                                                                     Long-Term
                                                                                    Compensation
                                                                             Shares
                                             Annual Compensation          Underlying                              All Other
                                                                            Options       LTIP Payouts(4)        Compensation
Name and Principal Position      Year   Salary ($)        Bonus ($)(1)          (#)             ($)                   (5)
---------------------------      ----   ----------        ------------  --------------   ----------------------    ------------

John S. Schneider                1995   $  236,400        $90,000           26,725(2)        $ 1,404                $4,000
   Chief Executive Officer       1994      225,000        67,500            70,000(3)             80                 4,000
                                 1993      190,000        54,900                                                     2,000

Robert F. Sherman                1995      189,000        86,940            17,000(2)            446                 3,000
    President                    1994      180,000        54,000            70,000(3)             55                 3,000
                                 1993      164,000        47,700                                                     2,000

Lewis H. Sandler                 1995      168,000        77,280            28,850(2)            749                 3,000
   Executive Vice President      1994      160,000        48,000            70,000(3)             45                 5,000
                                 1993      158,000        45,900                                                     2,000

David J. Johnston                1995      178,500        82,110                                 400
   Executive Vice President      1994      169,500        51,000            70,000(3)             55
                                 1993      158,000        45,900

Diana M. Laing                   1995      150,000        69,000                                 424                 3,000
   Chief Financial Officer       1994      120,000        36,000            70,000(3)             20                 2,000
                                 1993      100,000        28,800                                                     1,000
-----------------------------


(1) Amounts represent incentive/bonus earned for the year. These amounts were paid in the following year.

(2) Amounts represent options issued as reload options for stock tendered for a portion of the option exercise price when non-qualified options were exercised. In the aggregate, reload options for 72,575 shares of common stock with exercise prices ranging from $12.375 to $13.00 were granted.

(3) Each Executive Officer was granted options for 50,000 shares of common stock with an exercise price of $13.00 per share and options for 20,000 shares of common stock with an exercise price of $11.00 per share of common stock, which will vest over four years commencing May 25, 1995. The exercise price represents the closing market price of the Company's common stock on the date of the grant.

(4) Amounts earned through December 31, 1995 on deferred compensation under non-qualified deferred compensation plan.

(5)    Company's matching contribution under 401(k) Plan.

         Indemnification. The Charter and Bylaws of the Company provide for indemnification of the officers and Directors of the Company to the fullest extent permitted under Maryland Law and permit the indemnification, at the discretion of the Board of Directors, of all other persons permitted to be indemnified to the extent the Board deems advisable as permitted under such law. The Charter also contains a provision that limits the liability of the Directors to the Company and its stockholders for monetary damages for a breach of a Director's duty of care.

         Employment Agreements. The Company has entered into employment agreements with each of Messrs. Schneider, Sherman, Sandler and Johnston and Ms. Laing for the payment of certain severance compensation in the event of the voluntary or involuntary termination of their employment. These agreements, which may be terminated by either party upon 90 days' notice, also provide for annual incentive compensation calculated as a percentage of base salary, based upon the increase in funds from operations per share of common stock for the current year over the prior year. Such agreements also provide that in the event of termination of employment by the Company (other than for cause or in the event of death) the executive is entitled to severance pay equal to at least his then current annual base salary plus the unpaid portion of any incentive/bonus compensation payable and/or earned in that year. In the event of termination, at the option of the executive, the Company is obligated to repurchase the common stock owned by him at the then market price per share. If the executive proposes to sell 10% or more of his current holdings of common stock, such shares are subject to the Company's right of first refusal at the then market price during the term of employment and for a period of one year thereafter.



                                  OPTION GRANTS IN 1995

                                        Individual Grants                             Potential Realizable Value
                                                                                       at Assumed Annual Rates
                        Options   % of Total Options                                of Share Price Appreciation
                        Granted       Granted to        Exercise   Expiration            For Option Term
Name                    (#) (1)    Employees in 1995      Price        Date               5%($)   10%($)
----                  -----------  -----------------   ----------- -----------------      -------------

John S. Schneider        4,095           0.7%           $12.625     June 5, 2001     $ 14,465       $ 31,791
                         4,095           0.7%            12.625     June 5, 2002       17,773         40,140
                         4,095           0.7%            12.625     June 5, 2003       21,246         49,324
                         4,095           0.7%            12.625     June 5, 2004       25,103         59,731
                         4,095           0.7%            12.625     June 5, 2005       28,943         70,874
                         1,563           0.2%            13.000    Sept 26, 2001        6,985         15,776
                         1,563           0.2%            13.000    Sept 26, 2002        8,350         19,385
                         1,562           0.2%            13.000    Sept 26, 2003        9,784         23,356
                         1,562           0.2%            13.000    Sept 26, 2004       11,375         27,855

Robert F. Sherman        2,200           0.4%            12.375     June 8, 2001        7,617         16,741
                         2,200           0.4%            12.375     June 8, 2002        9,359         21,138
                         2,200           0.4%            12.375     June 8, 2003       11,188         25,974
                         2,200           0.4%            12.375     June 8, 2004       13,219         31,454
                         2,200           0.4%            12.375     June 8, 2005       15,242         37,322
                         1,500           0.2%            13.000    Sept 26, 2001        6,703         15,140
                         1,500           0.2%            13.000    Sept 26, 2002        8,014         18,604
                         1,500           0.2%            13.000    Sept 26, 2003        9,389         22,414
                         1,500           0.2%            13.000    Sept 26, 2004       10,917         26,732

Lewis H. Sandler         4,520           0.7%            12.375     June 1, 2001       15,649         34,396
                         4,520           0.7%            12.375     June 1, 2002       19,229         43,429
                         4,520           0.7%            12.375     June 1, 2003       22,987         53,365
                         4,520           0.7%            12.375     June 1, 2004       27,160         64,625
                         4,520           0.7%            12.375     June 1, 2005       31,315         76,680
                         1,563           0.2%            13.000    Sept 26, 2001        6,985         15,776
                         1,563           0.2%            13.000    Sept 26, 2002        8,350         19,385
                         1,562           0.2%            13.000    Sept 26, 2003        9,784         23,356
                         1,562           0.2%            13.000    Sept 26, 2004       11,375         27,855


     (1) Amounts represent options issued as reload options for stock redeemed when options were exercised. In the aggregate, reload options for 72,575 shares of common stock with exercise prices ranging from $12.375 to $13.00 were granted.

                                                      OPTION EXERCISES IN 1995 AND YEAR END OPTION VALUES


                                                                      Number of               Value of Unexercised
                                                                 Unexercised Options          In-the-Money Options
                             Shares              Value          at December 31, 1995         at December 31, 1995(2)
                           Acquired on         Realized            # Exercisable/                 Exercisable/
        Name               Exercise (#)         ($) (1)             Unexercisable                 Unexercisable
        ----              -------------      ------------    --------------------------     -------------------

John S. Schneider            59,500          $   76,375                 0 / 205,225        $           0 / $382,000

Robert F. Sherman            73,500              83,875                 0 / 153,500        $           0 / $282,000

Lewis H. Sandler             63,500              70,125                 0 / 150,350        $           0 / $257,000

David L. Johnston                                                  63,500 / 121,500             $133,750 / $229,000

Diana M. Laing               20,000              45,000            36,500 / 112,500            $  66,250 / $206,000

     (1) Represents the spread between the market value of the underlying securities at exercise minus the exercise price.

     (2) Represents the number of shares of common stock underlying the options (excluding options the exercise price of which was more than the market value of the underlying securities) times the market price, minus the exercise price.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management.

         As of February 15, 1996, there were 20,413,649 shares of common stock outstanding. In addition, there were vested options to purchase 420,200 shares of common stock at exercise prices ranging from $11.00 to $13.00 per share. The following ownership tables do not include ownership of shares which are represented by unvested options to purchase common stock.

The following table sets forth certain information as to the number of shares of common stock beneficially owned as of February 15, 1996 by each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange
Act) who is known to the Company to own beneficially 5% or more of the common stock:

                                Security Ownership of Certain Beneficial Owners

          Names and Addresses of                               Amount & Nature of             Percentage
               Beneficial Owners                              Beneficial Ownership             of Class

          Public Employee Retirement                               1,537,800(1)                  7.53%
             Systems of Ohio
          277 East Town Street
          Columbus, Ohio  43215-4642

          T. Rowe Price Associates, Inc.                           1,196,000(2)                  5.86%
          100 East Pratt Street
          Baltimore, Maryland  21202

          LaSalle Advisors Limited Partnership                     1,095,017(3)                  5.36%
          ABKB/LaSalle Securities Limited Partnership                470,300(4)                 2.30%
          11 South LaSalle Street
          Chicago, Illinois  60603

------------------------------

     (1) According to the Schedule 13G filed by Public Employees Retirement System of Ohio dated January 30, 1996, they beneficially own and have sole dispositive and voting power of 1,537,800 shares of common stock.

     (2) According to the Schedule 13G filed by T. Rowe Price Associates, Inc. dated February 14, 1996, they beneficially own 1,196,000 shares of common stock and have sole voting power over 31,000 shares and sole dispositive power over 1,196,000.

     (3) According to the Schedule 13G filed by LaSalle Advisors Limited Partnership dated February 14, 1996, they beneficially own 1,095,017 shares of common stock and have sole voting and dispositive power over 539,000 shares. They have shared voting power and shared dispositive power over 202,407 shares and 556,107 shares, respectively,

     (4) According to the Schedule 13G filed by ABKB/LaSalle Securities Limited Partnership dated February 14, 1996, they beneficially own 470,300 shares of common stock and have sole voting and dispositive power over 126,700 shares. They have shared voting power and shared dispositive power over 178,100 and 343,600 shares, respectively.


         The following table sets forth certain information as to the number of shares of common stock beneficially owned as of February 15, 1996, by each Director and nominee for Director, by each of the named Executive Officers, and by all officers and Directors of the Company as a group:

                                                                    Security Ownership of Management

          Names and Addresses of                                Amount & Nature of             Percentage
               Beneficial Owners                               Beneficial Ownership             of Class

          John S. Schneider                                          510,333(1)                    2.5%
          5949 Sherry Lane, Suite 1400
          Dallas, Texas  75225

          Robert F. Sherman                                          182,979(2)                     1%
          5949 Sherry Lane, Suite 1400
          Dallas, Texas  75225

          Lewis H. Sandler                                           170,703(3)                     1%
          5949 Sherry Lane, Suite 1400
          Dallas, Texas  75225

          Mark J. Sandler                                             52,387                         *
          16 West Road
          Short Hills, New Jersey 07078

          Robert W. Scharar                                           28,000(4)                      *
          5847 San Felipe, Suite 850
          Houston, Texas  77057

          Larrie A. Weil                                              31,366(5)                      *
          650 Century Plaza Drive, Suite D-120
          Houston, Texas  77073

          Ira T. Wender                                               37,264(6)                      *
          1133 Avenue of the Americas, 22nd Floor
          New York, New York  10036

          David L. Johnston                                           86,500(7)                      *
          5949 Sherry Lane, Suite 1400
          Dallas, Texas  75225

          Diana M. Laing                                              86,500(8)                      *
          5949 Sherry Lane, Suite 1400
          Dallas, Texas  75225

          All Officers and Directors                               1,621,232(9)                    7.9%
          as a group (16 persons)
------------------------------------

*      Less than 1%.

(1)  Includes 79,650 shares held by a trust for his wife.

(2) Includes 70,351 shares owned by members of Mr. Sherman's immediate family or by trusts for such members and 28,000 shares which are issuable to Mr. Sherman pursuant to options to purchase common shares which vested January 1, 1996.





(3) Includes 15,780 shares held in trusts for members of Mr. Lewis Sandler's immediate family and 4,200 shares which are issuable to Mr. Lewis Sandler pursuant to options to purchase common shares which vested January 1, 1996.

(4) Includes 8,500 shares which are issuable to Mr. Scharar pursuant to options to purchase common shares which vested January 1, 1996.

(5) Includes 28,000 shares which are issuable to Mr. Weil pursuant to options to purchase common shares which vested January 1, 1994, May 25, 1995 and January 1, 1996.

(6) Includes 8,500 shares which are issuable to Mr. Wender pursuant to options to purchase common shares which vested January 1, 1996.

(7) Includes 86,500 shares which are issuable to Mr. Johnston pursuant to options to purchase common shares which vested January 1, 1994, January 1, 1995, May 25, 1995 and January 1, 1996.

(8) Includes 56,500 shares which are issuable to Ms. Laing pursuant to options to purchase common shares which vested January 1, 1994, January 1, 1995, May 25, 1995 and January 1, 1996.

(9) Includes 165,781 shares owned by members of the Officers' and Directors' immediate family or by trusts for such members and 435,200 shares which are issuable pursuant to options to purchase common shares which have vested or will vest within 60 days of February 15, 1996.


ITEM 13.   Certain Relationships and Related Transactions.

         Except as hereafter noted, there have been no transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, nor are there any currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or officer of the Company (or any investor beneficially owning more than 5% of any class of the Company's voting securities) had, or will have, a direct or indirect material interest.

         During 1995, the Company accepted notes receivable totaling $1,945,000 from certain officers and directors to exercise options to purchase common stock. The notes receivable, which mature on December 31, 2002, are in amounts up to 80% of the option exercise price and bear interest at the Applicable Federal Rate (as published by the Internal Revenue Service) at the date of exercise. Principal in the amount of 50% of the exercise price will be forgiven ratably over seven years beginning January 1, 1997, contingent upon continued service as an officer or director and the absence of any default on the notes. The balance of such loans will be payable ratably over the same period. The loans are secured by the common stock purchased. Options to purchase 275,000 shares of common stock were exercised, and 85,967 previously issued shares of common stock were applied (at the market price of such shares at the date of such application) to the exercise price of the options and were retired.

                              PART IV

ITEM 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The index to the audited Consolidated Financial Statements and Consolidated Financial Statement Schedule is included on page F-1 of this report.

(b)    Reports on Form 8-K for the quarter ended December 31, 1995:

             None

(c)    Exhibits:

            Filed herewith or
          incorporated herein by
Number           Title                             reference

3.1  Articles of Incorporation of the         Exhibit No. 99.1 to Form 10-Q for
     Company, as amended                      the quarter ended June 30, 1994
                                              (File No. 1-11224)

3.2  Bylaws of the Company                    Exhibit No. 3.2 to Amendment No. 2
                                              to Form S-4 filed July 8, 1992
                                              (File No. 33-48122)

3.3  Rights Agreement dated August 17, 1994   Exhibit No. 1 to Form 8-K filed
     between South West Property Trust Inc.   August 17, 1994
     and Society National Bank, as Rights     (File No. 1-11224)
     Agent

4.1  Form of Indenture governing the          Exhibit No. 4.1 to Amendment No. 2
     Convertible Debentures                   to Form S-11 filed July 8, 1992
                                              (File No. 33-48121)

4.2  Form of Convertible Debenture            Exhibit No. 4.2 to Amendment No. 2
                                              to Form S-11 filed July 8, 1992
                                              (File No. 33-48121)

4.3  Form of Certificate representing         Exhibit No. 4.1 to Form S-2 filed
     common stock of the Company              March 15, 1993
                                              (File No. 33-59528)

10.1 Employment Agreement between the Company  Exhibit No. 10.1 to Form 10-K for
     and John S. Schneider                     the year ended December 31, 1994
                                               (File No. 1-11224)

10.2  Employment Agreement between the Company Exhibit No. 10.2 to Form 10-K for
      and Lewis H. Sandler                     the year ended December 31, 1994
                                               (File No. 1-11224)

10.3  Employment Agreement between the         Exhibit No. 10.3 to Form 10-K for
      Company and Robert F. Sherman            the year ended December 31, 1994
                                               (File No. 1-11224)

10.4  1992 Stock Option Plan (as amended)      Exhibit No. 10.5 to Amendment
                                               No. 3 to Form S-4 filed July 22,
                                               1992
                                               (File No. 33-48122)

            Filed herewith or
         incorporated herein by
Number         Title                               reference


10.5  Lease Agreement dated March 14, 1994     Exhibit No. 10.4 to Form 10-K for
      between Sterling Plaza Limited           the year ended December 31, 1994
      Partnership, as landlord, and the       (File No. 1-11224)
      Company, as Tenant

10.7  Dividend and Interest Reinvestment and  Exhibit No. 10.1 to Post-Effective
      Share Purchase Plan                     Amendment No. 2 to Form S-3
                                              filed February 10, 1995
                                              (File No. 33-59526)

10.8  Credit Agreement dated December 1,      Exhibit No. 99.1 to Form 8-K dated
      1993 among SWP Properties, Inc., SWP    December 23, 1993
      Woodscape Properties, Inc., and SWP     (File No. 1-11224)
      Creeks Properties, Inc. and National
      Westminster Bank, PLC

10.9  Collection Account Agreement dated       Exhibit No.99.2 to Form 8-K dated
      December 1, 1993 among SWP Properties,   December 23, 1993
      Inc., SWP Woodscape Properties, Inc.     (File No. 1-11224)
      and SWP Creeks Properties, Inc.
      (Mortgagor), Norwest Bank Minnesota,
       N.A. (Account Agent),Southwestern
      Property Trust, Inc. (PropertyManager),
      and Norwest Bank Minnesota,N.A. (Trustee)

10.10 Property Management Agreement dated        Exhibit No. 99.3 to Form
      December 1, 1993 for properties covered    8-K dated December 23, 1993
      by the Credit Agreement described in       Exhibit No. 10.8
      hereto between SWP Properties, Inc., SWP   (File No. 1-11224)
      Woodscape Properties, Inc., SWP Creeks
      Properties, Inc., and Southwestern Property
      Trust, Inc.

10.11 Property Manager Subordination Agreement    Exhibit No. 99.4 to Form 8-K
      dated December 1, 1993 between National     dated December 23, 1993
      Westminster Bank, PLC, and Southwestern     (File No. 1-11224)
      Property Trust, Inc.

10.12 Certificate Purchase Agreement dated        Exhibit No. 99.5 to Form 8-K
      December 22, 1993 between SWP               dated December 23, 1993
      Depositor, Inc, Southwestern Property       (File No. 1-11224)
      Trust, Inc., and National Westminster
      Bank, PLC

10.13 Loan Purchase Agreement dated December 22,   Exhibit No. 99.6 to Form 8-K
      1993 between National Westminster Bank, PLC  dated December 23, 1993
      and SWP Depositor, Inc.                      (File No. 1-11224)

10.14 Employment Agreement between the Company     Exhibit No. 10.14 to Form
      and David L. Johnston                        10-K for the year ended
                                                   December 31, 1994
                                                   (File No. 1-11224)

10.15 Employment Agreement between the Company     Exhibit No. 10.15 to Form
      and Diana M. Laing                           10-K for the year ended
                                                   December 31, 1994
                                                   (File No. 1-11224)

10.16   Credit Agreement dated March 1, 1994       Exhibit No. 99.1 to Form 10-Q
        between SWP REMIC Properties II-A, L.P.    for quarter ended March 31,
        and National Westminster Bank, PLC,        1994
        New York Branch                            (File No. 1-11224)


10.17   Property Management Agreement dated        Exhibit No. 99.2 to Form
        March 10, 1994 between SWP REMIC           10-Q for quarter ended
        Properties II-A, L.P. and Southwestern     March 31, 1994
        Property Trust, Inc.                       (File No. 1-11224)


10.18   Property Manager Subordination             Exhibit No. 99.3 to Form 10-Q
        Agreement datedMarch 10, 1994 between      for quarter ended March 31,
        National WestminsterBank, PLC, and         1994
        Southwestern Property Trust, Inc.          (File No. 1-11224)

10.19   Note Purchase Agreement dated March        Exhibit No. 99.4 to Form 10-Q
        10, 1994 between SWP Depositor, Inc.,      for quarter ended March 31,
        Southwestern Property Trust, Inc. and      1994
        National Westminster Bank, PLC             (File No. 1-11224)

10.20   Form of Promissory Note dated March 10,    Exhibit No.99.5 to Form 10-Q
        1994 in connection with REMIC Financing    for quarter ended March 31,
                                                   1994
                                                   (File No. 1-11224)

10.21   Form of Mortgage dated March 10, 1994      Exhibit No. 99.6 to Form 10-Q
        in connection with REMIC Financing         for quarter ended March 31,
                                                   1994
                                                   (File No. 1-11224)

10.22   Indenture dated March 10, 1994 between     Exhibit No. 99.1 to Form 10-Q
        SWP Depositor, Inc. and Bankers Trust      for quarter ended June 30,
        Company, as Trustee                        1994
                                                   (File No. 1-11224)

10.23   Loan Purchase Agreement dated June 30,     Exhibit No. 99.2 to Form 10-Q
        1994, between National Westminster Bank,   for quarter ended June 30,
        PLC and SWP Depositor, Inc.                1994
                                                   (File No. 1-11224)

10.24   Collection Account Agreement dated         Exhibit No. 99.3 to Form 10-Q
        June 30, 1994 among SWP REMIC Properties   for quarter ended June 30,
        II-A, L.P., BankersTrust Company, as       1994
        Account Agent, South West Property Trust, (File No. 1-11224) as Property Manager, and Bankers
        Trust Company, as Indenture Trustee

10.25   Line of Credit Agreement dated             Exhibit No. 99.7 to Form 10-Q
        September 15, 1994 between South West      for quarter ended September
        Properties, L.P., South West Property      30, 1994
        Trust Inc. and Lehman Brothers Holdings   (File No. 1-11224)
        Inc.

10.26   Promissory Note dated September 15, 1994  Exhibit No. 99.8 to Form 10-Q
        made by South West Properties, L.P. in   for quarter ended September 30,
        favor of Lehman Brothers Holdings Inc.   1994
        in the principal amount of $41,000,000   (File No. 1-11224)

10.27   Form of Deed of Trust and Security       Exhibit No. 99.9 to Form 10-Q
        dAgreement ated September 15, 1994       for quarter ended September 30,
        from South West Properties, L.P. in      1994
        favor of Robert J. Banta, as trustee,    (File No. 1-11224)
        and Lehman Brothers Holdings Inc.,
        as beneficiary

22.1    Subsidiaries of the Registrant              Filed herewith

23.1    Consent of Ernst & Young LLP                Filed herewith

================================================================================

================================================================================


                                 SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SOUTH WEST PROPERTY TRUST INC.

                                 By:     /s/  JOHN S. SCHNEIDER
                                 John S. Schneider, Chairman of the Board
                                 and Chief Executive Officer

February 26, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


                                     Capacities in
          Signature                  which signed                     Date

/s/  JOHN S. SCHNEIDER          Chairman of the Board,         February 26, 1996
-------------------------------  and Chief Executive Officer
John S. Schneider


/s/  ROBERT F. SHERMAN          President, Chief Operating     February 26, 1996
-------------------------------  Officer and Director
Robert F. Sherman


/s/  LEWIS H. SANDLER           Executive Vice President,      February 26, 1996
-------------------------------  Secretary, General Counsel
Lewis H. Sandler                  and Director


/s/  DIANA M. LAING             Executive Vice President,      February 26, 1996
-------------------------------  Chief Financial Officer and
Diana M. Laing                   Treasurer (Principal Financial
                                 and Accounting Officer)



----------------------          Director
Mark J. Sandler


----------------------          Director
Ira T. Wender


  /s/  LARRIE A. WEIL           Director                       February 26, 1996
----------------------
Larrie A. Weil


----------------------          Director
Robert W. Scharar

===============================================================================

===============================================================================



                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                   CONSOLIDATED FINANCIAL STATEMENT SCHEDULE



Report of Independent Auditors.............................................  F-2
Consolidated Financial Statements:
      Consolidated Statements of Operations for the years ended
           December 31, 1995, 1994 and 1993................................  F-3
      Consolidated Balance Sheets at December 31, 1995 and 1994............  F-4
      Consolidated Statements of Stockholders' Equity (Deficit)
           for the years ended December 31, 1995, 1994 and 1993............  F-5
      Consolidated Statements of Cash Flows for the years ended
           December 31, 1995, 1994 and 1993................................  F-6
      Notes to Consolidated Financial Statements...........................  F-8
Consolidated Financial Statement Schedule:
Schedule III - Real Estate and Accumulated Depreciation.................... F-18


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                       REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
     South West Property Trust Inc.

         We have audited the accompanying consolidated balance sheets of South West Property Trust Inc. ("SWP") and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the consolidated financial statement schedule of SWP listed in the Index at F-1. These financial statements and schedule are the responsibility of SWP's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SWP and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                 ERNST & YOUNG LLP

Dallas, Texas
January 30, 1996

                             See accompanying notes.

                          SOUTH WEST PROPERTY TRUST INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)

                                                                                     Years ended December 31,

                                                                          1995                 1994               1993
                                                                          ----                 ----               ----

Revenues:
    Rental operations...........................................       $   70,396           $  57,625         $   31,959
    Other income................................................            1,466               1,303              1,131
                                                                          -------              ------            -------
                                                                           71,862              58,928             33,090
                                                                          -------              ------            -------

Expenses:
    Property operating expenses:
       Personnel................................................            7,705               6,556              3,852
       Utilities................................................            4,940               4,259              2,521
       Repairs and maintenance..................................            6,556               5,617              3,363
       Real estate taxes........................................            6,499               5,266              2,785
       Marketing and other operating............................            7,301               6,107              3,895
                                                                          -------              ------            -------
                                                                           33,001              27,805             16,416

    Depreciation and amortization...............................           12,697              10,236              6,542
    Debenture and mortgage interest.............................           10,878               8,470              5,146
    Interest forfeited by debentureholders upon conversion......              220                 115                619
    General and administrative..................................            2,037               2,278              1,452
                                                                          -------              ------            -------
                                                                           58,833              48,904             30,175
                                                                          -------              ------            -------
Operating income................................................           13,029              10,024              2,915
Minority interest in net (income) loss of
    consolidated partnerships...................................         (      8)            (    61)               267
Gain on sale of real estate assets..............................               10
                                                                          -------
Net income......................................................       $   13,031           $   9,963         $    3,182
                                                                         ========             =======           ========

Primary and fully-diluted earnings per share:
    Net income..................................................       $      .70           $     .64         $      .39
                                                                         ========             =======           ========




                             SOUTH WEST PROPERTY TRUST INC.
                               CONSOLIDATED BALANCE SHEETS
                     (in thousands except share and per share data)

                                                                                          December 31,

                                                                                   1995                1994
                                                                                   ----                ----

ASSETS

Real estate investments:
    Property:
       Land............................................................         $   44,584        $    43,341
       Buildings and improvements......................................            311,694            287,023
                                                                                   -------           --------
                                                                                   356,278            330,364
       Less accumulated depreciation...................................           ( 69,584)         (  59,443)
                                                                                   -------           --------
                                                                                   286,694            270,921
    Construction in progress...........................................             69,436             25,592
    Mortgage notes receivable, net.....................................                                 6,365
                                                                                   -------           --------
                                                                                   356,164            302,878

Cash and cash equivalents..............................................              2,406              1,334
Cash reserved for additions to property, including $2,413
    and $2,794 of restricted cash in 1995 and 1994.....................              4,643              3,917
Escrow deposits........................................................              6,708              6,365
Deferred charges, less accumulated amortization of $1,664
    and $918 in 1995 and 1994, respectively............................              4,448              5,302
Other assets, net......................................................              3,830              3,820
                                                                                   -------           --------
                                                                                $  378,165        $   323,616
                                                                                  ========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Mortgage loans payable.................................................         $  129,286        $   117,270
Construction loans payable.............................................             32,256              4,584
Revolving line of credit...............................................             16,500             27,700
Convertible debentures.................................................                                13,529
Accounts payable and accrued expenses..................................              9,104              7,154
Dividends payable......................................................              5,112              3,770
Accrued interest.......................................................                557              1,142
Tenant security deposits...............................................              1,878              1,727
Minority interests in consolidated partnerships........................                             (     112)
                                                                                   -------           --------
                                                                                   194,693            176,764
                                                                                   -------           --------

Stockholders' equity (deficit):
    Preferred stock, $.01 par value; 10,000,000 shares
       authorized, none issued.........................................
    Common stock, $.01 par value;  50,000,000 shares authorized,  20,319,405 and
       16,182,019 shares issued and outstanding
       at December 31, 1995 and 1994, respectively.....................                203                161
    Paid-in capital....................................................            231,208            188,665
    Accumulated deficit................................................           ( 47,939)         (  41,974)
                                                                                   -------           --------
                                                                                   183,472            146,852
                                                                                   -------           --------
                                                                                $  378,165        $   323,616
                                                                                  ========          =========

                                                                    See accompanying notes.

                                                                   SOUTH WEST PROPERTY TRUST INC.
                                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                          (in thousands, except share and per share data)

                                                                                                             Total
                                                                                                         Stockholders'
                                                              Common Stock      Paid-In   Accumulated       Equity/
                                                         Shares     Amount      Capital      Deficit       (Deficit)

Balance, December 31, 1992......................        1,420,787    $  14   $   15,373   $(  32,459)     $(  17,072)
    Net income..................................                                               3,182           3,182
    Sale of common stock, net of offering costs.       10,350,000      104      130,580                      130,684
    Exercise of warrants for common stock.......           94,142        1          534                          535
    Conversion of debentures for common stock...        2,662,200       26       25,796                       25,822
    Common stock retired........................      (        10)
    Common stock dividends declared,
       $.62 per share...........................                                            (  8,331)       (  8,331)
                                                      -----------       --      -------      -------         -------

Balance, December 31, 1993......................      14,527,119       145      172,283     ( 37,608)        134,820
    Net income..................................                                               9,963           9,963
    Sale of common stock, net of offering costs.          115,000        1        1,403                        1,404
    Exercise of options for common stock........           55,000        1          646                         647
    Conversion of debentures to common stock....        1,484,900       14       14,333                       14,347
    Common stock dividends declared,
       $.91 per share...........................                                             (14,329)      (  14,329)
                                                      -----------       --      -------       ------        --------

Balance, December 31, 1994.....................        16,182,019      161      188,665      (41,974)        146,852
    Net income..................................                                              13,031          13,031
    Repurchase common stock.....................       (  115,000)    (  1)   (   1,508)                   (   1,509)
    Sale of common stock, net of offering costs.        2,711,853       27       30,648                       30,675
    Exercise of options for common stock, net
       of stock tendered in payment.............          189,033        2        2,036                        2,038
    Notes receivable from common stock options
       exercised................................                               (  1,945)                    (  1,945)
    Conversion of debentures to common stock....        1,351,500       14       13,312                       13,326
    Common stock dividends declared,
       $1.00 per share..........................                                             (18,996)       ( 18,996)
                                                      -----------       --      -------       ------         -------

Balance, December 31, 1995.....................        20,319,405    $ 203   $  231,208    $( 47,939)     $  183,472
                                                      ===========      ===     ========      =======        ========

                                                                     See accompanying notes.

                                                                    SOUTH WEST PROPERTY TRUST INC.
                                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                            (in thousands)

                                                                                    Years ended December 31,

                                                                          1995                 1994               1993
                                                                          ----                 ----               ----

Cash flows provided by operating activities:
    Cash received from rental operations........................       $   70,824           $  57,755         $   32,175
    Cash received from other sources............................            1,473               1,246              1,137
    Operating expenses paid.....................................        (  34,173)           ( 33,008)         (  20,023)
    Interest paid...............................................        (  10,469)           (  8,061)         (   5,072)
                                                                         --------             -------           --------
       Net cash provided by operating activities................           27,655              17,932              8,217
                                                                         --------             -------           --------

Cash flows used in investing activities:
    Purchase of properties......................................        (   3,031)           ( 58,317)         ( 136,111)
    Proceeds from sale of real estate...........................            2,814
    Cost of construction in progress............................        (  60,405)           ( 25,592)
    Purchase of notes receivable................................                                               (  10,584)
    Additions to properties.....................................        (   6,441)           (  7,764)         (   3,615)
    Purchase additional partnership interests...................        (   1,593)           (  2,259)         (   2,489)
    Withdrawals from (additions to) capital
       improvement reserves.....................................        (     726)              1,269          (   5,081)
    Proceeds from mortgage notes receivable.....................            6,279
    Receipts on mortgage notes receivable.......................              108                 159                149
    Additions to mortgage notes receivable......................                                               (     162)
    Prepaid acquisition costs...................................        (     214)           (    761)         (     283)
    Insurance claim reimbursements (advances)...................        (     195)           (    218)               335
                                                                         --------             -------           --------
       Net cash used in investing activities....................        (  63,404)           ( 93,483)         ( 157,841)
                                                                         --------             -------           --------

Cash flows provided by financing activities:
    Net proceeds from issuance of common stock..................           30,675               1,404            130,684
    Cash received from mortgage loans...........................            1,000              50,000             53,468
    Cash received from construction loans.......................           38,280               4,584
    Revolving line of credit draws..............................           23,800              27,700              8,053
    Revolving line of credit payments...........................        (  35,000)                             (  12,500)
    Mortgage and notes payable principal payments...............        (   2,391)           (  4,479)         (  15,386)
    Repayment of Debentures.....................................        (      14)
    Payment of loan costs.......................................        (     459)           (  2,932)         (   1,820)
    Proceeds from exercise of warrants and options..............               93                 647                535
    Repurchase common stock.....................................        (   1,509)
    Redemption of preferred depositary receipts.................                                               (      26)
    Dividends and cash distributions............................        (  17,654)           ( 13,780)         (   5,824)
                                                                         --------             -------           --------
       Net cash provided by financing activities................           36,821              63,144            157,184
                                                                         --------             -------            -------

Net increase (decrease) in cash and cash equivalents............            1,072            ( 12,407)             7,560

Cash and cash equivalents at beginning of year..................            1,334              13,741              6,181
                                                                         --------             -------            -------

Cash and cash equivalents at end of year........................       $    2,406           $   1,334         $   13,741
                                                                         ========             =======           ========



                                            SOUTH WEST PROPERTY TRUST INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (in thousands)

                                                                                    Years ended December 31,

                                                                          1995                 1994               1993
                                                                          ----                 ----               ----

Reconciliation of net income to net
    cash provided by operating activities:
      Net income..................................................     $   13,031           $   9,963         $   3,182
      Depreciation of real estate assets..........................         12,304               9,746              5,616
      Depreciation and amortization of other assets...............            393                 545                663
      Amortization of loan costs..................................            965                 414                263
      Interest forfeited by debentureholders upon conversion......            220                 115                619
      Adjustment for rental guaranty..............................                            (   193)
      Amortization of note receivable discount....................      (      17)            (    58)          (     45)
      Gain on sale of real estate assets..........................      (      10)
      Minority interest in income (loss) of
         consolidated partnerships................................              8                  61           (    267)
      Increase in other assets....................................      (     393)            ( 3,528)          (    989)
      Increase in escrow deposits.................................      (     314)            ( 2,994)          (    706)
      Increase (decrease) in accounts payable
         and accrued expenses.....................................          1,929             ( 3,765)          (    275)
      Accrued interest added to mortgage loans....................                                                     2
      Increase (decrease) in accrued interest.....................      (     608)            (    60)                72
      Increase in tenant security deposits........................            147                 156                 82
                                                                          -------              ------            -------
         Net cash provided by operating activities................     $   27,655           $  17,932         $    8,217
                                                                         ========             =======           ========


                        SOUTH WEST PROPERTY TRUST INC.

                    SOUTH WEST PROPERTY TRUST INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1995




NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization - South West Property Trust Inc., formerly Southwestern Property Trust, Inc. ("SWP" or the "Company"), a Maryland corporation, was formed in 1992 for the purpose of acquiring all of the assets subject to the liabilities of Southwest Realty, Ltd. ("SRL") in connection with the reorganization of SRL into a corporation which would elect to qualify as a real estate investment trust ("REIT") for federal income tax purposes.

         Consolidation and presentation - The consolidated financial statements include the accounts of the Company, its wholly owned corporate subsidiaries, and the partnerships in which the Company owns at least a 50% controlling interest. The portion of net income or loss attributable to minority interests in consolidated partnerships is presented as a single line item in the Company's statement of operations. Investments in partnerships in which the Company owns less than a 50% interest are accounted for on the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current presentation.

         Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Properties - Properties are stated at the Company's cost or the historical cost of SRL. For financial reporting purposes, the properties are depreciated over their estimated useful lives ranging from 5 to 35 years using the straight-line method.

         In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in 1995 and the adoption has no effect.

         Income taxes - The Company has elected to be taxed as a REIT and intends to operate in such manner as to continue to qualify as a REIT under the Internal Revenue Code. Under the Internal Revenue Code, if certain requirements are met in a taxable year, a corporation that is treated as a REIT will generally not be subject to federal income tax with respect to income which it distributes to its stockholders. The Company made distributions in excess of its taxable income for 1995, 1994 and 1993. Accordingly, no provision for income taxes has been reflected in the statements of operations.

         Earnings and profits, which will determine the taxability of distributions to stockholders, will differ from net income reported for financial reporting purposes, due primarily to differences in the historical cost and tax bases of the assets and the estimated useful lives used to compute depreciation.

         Cash and cash equivalents - Cash and cash equivalents consist primarily of cash in demand deposit and money market accounts and short-term commercial paper carried at cost, which approximates fair value. Highly liquid debt instruments purchased with a maturity of three months or less are considered to be cash equivalents.

         Cash reserved for additions to property - At December 31, 1995 and 1994, the Company has set aside cash reserves in the amount of $2,230,000 and $1,123,000, respectively, to provide for the payment of planned additions to its wholly-owned properties. In addition, reserves in the amount of $2,413,000 and $2,794,000 at December 31, 1995 and 1994, respectively, are being held by trustees and certain mortgage holders for recurring replacements to the properties which secure the REMIC Financing (see Note 5) and two other first mortgages. The carrying amount of these deposits approximates their fair value.

     Escrow deposits - Escrow deposits consist of amounts on deposit with lenders for payment of property taxes and insurance premiums.

     Deferred charges - Deferred charges include loan origination costs, commitment fees and debt issue costs which are amortized over the life of the related debt.

     Other assets - Other assets consist primarily of office furniture, fixtures and equipment, miscellaneous accounts receivable and prepaid expenses. Furniture, fixtures and equipment are depreciated over their estimated useful lives ranging from three to five years using the straight-line method.

     Revenue recognition - The apartment properties are leased to individual tenants on short-term leases. Rental revenue is recognized monthly as it is earned.

     Earnings per share - Earnings per share is based on the net income or loss attributable to the common stock and the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the periods presented. Earnings per share for the years ended December 31, 1995, 1994 and 1993 were based on 18,627,322, 15,633,291 and 8,099,900, respectively, weighted average shares of common stock outstanding.

     The number of shares assumed outstanding related to options to purchase common stock has been calculated by application of the treasury stock method. The Company's Debentures were not common stock equivalents as defined under generally accepted accounting principles and, therefore, during the years they were outstanding, were not considered in the primary earnings per share computations and are antidilutive to the computation of fully-diluted earnings per share.


NOTE 2 - ACQUISITION OF PROPERTIES

         In August 1995, the Company sold the Meridian Business Park located in Oklahoma City, Oklahoma, for total consideration of $3,000,000. In September 1995, the Company sold the third-party property management business in Little Rock, Arkansas, for total consideration of $25,000. The Company recognized a net gain on the sale of real estate assets of $10,000 from these two transactions.

         In August 1995, the Company acquired the remaining ownership interests in Foxfire Apartments, Phases I and II, located in Dallas, Texas, for a gross purchase price of $5,493,000 and subject to two first mortgage loans. Prior to the purchase, the Company held a 5% interest in the partnership which owned Phase I of the property. The Company sold its partnership interest immediately prior to this acquisition for $128,000.

         In March, May and June 1994, the Company purchased six apartment properties (in separate transactions) aggregating 1,734 units for a total purchase price of $50,350,000. Funds for the acquisitions came primarily from the second phase of the REMIC Financing which closed on June 30, 1994 (see Note
5). The properties are located in Fort Worth and Euless, Texas; Little Rock, Arkansas; and Raleigh, North Carolina. In September and November 1994, the Company purchased two apartment properties (in separate transactions) aggregating 600 units for a total purchase price of $22,633,000. Funds for the acquisitions came primarily from draws on the line of credit (see Note 7). The properties are located in Las Vegas, Nevada, and Grapevine, Texas (a Dallas suburb).

         In January 1993, the Company acquired the 316-unit Bluff Creek Apartments in Oklahoma City, Oklahoma, for $6,250,000. The acquisition was financed, in part, by a new three-year first mortgage loan in the amount of $3,468,000 which was repaid in June 1993. Prior to this acquisition, the Company held a 32% interest in the partnership that owned the property. On June 4, 1993, the Company acquired ten properties totaling 2,588 apartment units located in the Dallas metropolitan area, San Antonio and El Paso, Texas, and Phoenix, Arizona, for an aggregate cost of approximately $73,836,000. The Company acquired three other apartment properties in 1993 (in separate transactions) aggregating 674 units for a total purchase price of $17,450,000. The properties are located in San Antonio, Corpus Christi and Houston, Texas. Funds for these acquisitions came primarily from the net proceeds from the sale of common stock (see Note 11). On December 23, 1993, the Company acquired five properties totaling 1,349 apartment units located in the Dallas metropolitan area and Albuquerque, New Mexico, for an aggregate price of approximately $43,610,000. Funds for this acquisition came primarily from the net proceeds from the first phase of the REMIC Financing which closed December 22, 1993 (see Note 5).


NOTE 3 - NONCASH INVESTING AND FINANCING ACTIVITIES (in thousands)

For the year ended December 31, 1995:

Conversion of debentures into 1,351,500 shares of common stock as follows -
    Principal amount of debentures converted..............................................         $    13,515
    Accrued interest forfeited by debenture holders upon conversion.......................                 220
    Unamortized debenture issue costs at date of conversion...............................           (     409)
                                                                                                      --------
                                                                                                   $    13,326

In  connection  with the  acquisition  of the  Foxfire  Phase I  Apartments  the
    Company assumed first lien mortgage debt and other liabilities as follows -
       Fair value of property acquired....................................................         $     5,154
       Mortgage debt assumed..............................................................          (    2,798)
       Tenant security deposits, property tax, accrued interest
          and other assets and liabilities assumed........................................                  77
                                                                                                     ---------
                                                                                                   $     2,433

For the year ended December 31, 1994:

Conversion of debentures into 1,484,900 shares of common stock as follows -
    Principal amount of debentures converted..............................................         $    14,849
    Accrued interest forfeited by debenture holders upon conversion.......................                 115
    Unamortized debenture issue costs at date of conversion...............................           (     617)
                                                                                                      --------
                                                                                                   $    14,347

In  connection  with the  acquisitions  of the Turtle Creek  Apartments  and the
    Sunset Pointe  Apartments,  the Company assumed first lien mortgage debt and other liabilities as follows -
       Fair value of property acquired....................................................         $    22,454
       Mortgage debt assumed..............................................................          (   14,058)
       Tenant security deposits, property tax and accrued interest
          liabilities assumed.............................................................          (      190)
                                                                                                     ---------

                                                                                                   $     8,206

NOTE 4 - MORTGAGE NOTES RECEIVABLE

         As of December 31, 1994, the Company had a seven-year purchase money all-inclusive note receivable collateralized by the Highland Oaks Apartments with a balance outstanding of $3,636,000. Monthly installments of $31,875, including principal and interest at 9.625% per annum, were payable on the underlying first mortgage loan until its maturity in April 1995. In February 1995, the maturity date was extended to April 30, 1995. On April 27, 1995, the borrower repaid the notes.

         On June 4, 1993, the Company acquired the first mortgage loan on the Phase I Foxfire Apartments in Dallas (in which the Company held a 5% partnership interest) for $2,645,000. Under the terms of a modified loan agreement, the Company also advanced an additional $162,000 for capital improvements to the property.
On June 16, 1995, the borrower repaid the note in full.

         In 1993, the Company purchased for $4,751,000 the first mortgage loans on the Phase II Foxfire Apartments in Dallas and the Pecan Grove Apartments in Austin. The Company also held the first mortgage loan on the Windridge
Apartments.  As a  result  of the  Company's  1994  purchase  of  the  remaining partnership interests in the Pecan Grove Apartments and the Windridge Apartments, the related notes receivable and notes payable have been discharged. The Company held a majority interest in the Phase II Foxfire Apartments and accordingly, the mortgage note receivable held by the Company and the related mortgage note payable have been eliminated for consolidated financial reporting purposes at December 31, 1994. In June 1995, the partnership owning the Phase II Foxfire Apartments refinanced its mortgage and repaid the Company's mortgage note receivable.


NOTE 5 - MORTGAGE LOANS PAYABLE

         General - Mortgage loans payable are collateralized by land, buildings and improvements and are non-recourse to the Company. Such debt bears interest at a weighted average rate of approximately 7.9%, and consists of interest rates ranging from 7.01% to 8.50%. Such debt has a weighted average maturity of 5.4 years, with maturity or call dates ranging from 1996 to 2025. The carrying values of the mortgage loans payable approximate fair value.

         REMIC Financing - The Company, through wholly-owned subsidiaries, closed a $100,000,000 first mortgage financing package (the "REMIC Financing"). The two $50,000,000 phases of the REMIC Financing closed on June 30, 1994 and December 22, 1993. The REMIC Financing is collateralized by 27 of the Company's wholly-owned properties, bears interest at an average fixed rate of 7.75% per annum and is non-recourse to the Company. Monthly principal and interest payments in the amount of $821,893 are required. The first phase of the REMIC Financing matures on December 10, 2000, at which time the principal balance of this phase is expected to be approximately $39,953,000, and the second phase of the REMIC Financing matures on February 10, 2001, at which time the principal balance of this phase is expected to be approximately $41,735,000. The balance of the REMIC Financing as of December 31, 1995 and 1994 was $96,212,000 and $98,511,000, respectively.

         The REMIC Financing requires that a debt service coverage ratio of not less than 1.9 to 1.0 be maintained on the mortgaged properties (to be computed quarterly on the basis of the trailing four quarters). If such debt service coverage ratio falls to less than 1.6 to 1.0, after notice and failure to cure (which could be effected by paying down the principal), the Company is required to deposit all collections from the mortgaged properties into a debt service coverage reserve account until such time as the debt service coverage ratio equals or exceeds 1.9 to 1.0. As of December 31, 1995, the Company is in compliance.

         The mortgage loan documents also require the Company to maintain escrow deposits with the REMIC trustees for: (i) "basic carrying costs," i.e., insurance premiums, property taxes and management fees; (ii) capital improvements, at a rate of $100 per year per apartment unit; and (iii) tenant security deposits. As of December 31, 1995 and 1994, the Company had such escrow deposits with the REMIC trustees aggregating $8,347,000 and $8,258,000, respectively.

         Other Mortgage Loans - In addition to the REMIC Financing, the Company has five non-recourse first mortgages payable including: (i) a first mortgage payable secured by the Sunset Pointe Apartments in the principal amount of $8,873,000, which matures on June 1, 1996, bears interest at 8.5%, requires monthly interest only payments of $62,850 through March 1, 1996 and monthly payments of $105,937 from April 1, 1996 through June 1, 1996; (ii) a first mortgage payable secured by the Turtle Creek Apartments in the principal amount of $5,110,000, which bears interest at 8.5%, requires monthly payments of principal and interest of $40,353 and matures on October 1, 1999; (iii) a first mortgage payable secured by the High Ridge Apartments in the principal amount of $4,693,000, which bears interest at 8.5%, requires monthly payments of principal and interest of $36,335 and matures on January 1, 2000; (iv) a first mortgage payable secured by Phase I of the Foxfire Apartments in the principal amount of $2,791,000, which bears interest at the cost of funds index, as published by the San Francisco National Bank, plus 2.75%, adjusted monthly, requires monthly payments of principal and interest of $20,073 and matures on July 1, 2025; and
(v) a first mortgage payable secured by Phase II of the Foxfire Apartments in the principal amount of $997,000, which bears interest at the cost of funds index, as published by the San Francisco National Bank, plus 2.75%, adjusted monthly, requires monthly payments of principal and interest of $7,169 and matures on July 1, 2025.

         In June 1994, the Company closed a construction mortgage note in the maximum amount of $10,864,000 for the development of the Oak Forest Apartments. The note which is recourse to the Company, bears interest at LIBOR plus 2.25% and has an original maturity date of June 30, 1997, with two optional one-year extensions. At December 31, 1995, the outstanding balance of the note was $10,609.000.

         Under the terms of the loans, principal amortization requirements at December 31, 1995 are as follows for each of the next five years (in thousands):

                                                         Normal              Balloon
                                                      Amortization          Payments            Total

                 1996                                  $     2,604         $     8,873       $   11,477
                 1997                                        2,813                                2,813
                 1998                                        3,038                                3,038
                 1999                                        3,263              15,500           18,763
                 2000                                        3,262              44,470           47,732
                 Subsequent years                            3,728              41,735           45,463
                                                          --------            --------          -------
                                                       $    18,708         $   110,578       $  129,286
                                                         =========           =========         ========

         During 1993, the Company purchased the first mortgage loans on the Phase II Foxfire Apartments in Dallas and the Pecan Grove Apartments in Austin (properties in which the Company held, majority interests). The Pecan Grove first mortgage loan had a balance of $3,785,000 at December 31, 1993. The loan was discharged when the Company purchased the balance of the ownership interest in the Pecan Grove Apartments in 1994. The Phase II Foxfire (Dallas) first mortgage loan had a balance of $1,023,000 at December 31, 1994. Concurrent with the Company's acquisition of the loan, the mortgage note agreement was modified whereby an additional $74,000 was advanced to the property for capital improvements. In June 1995, the partnership that owned Phase II Foxfire refinanced the note. In August 1995, the Company purchased the remaining interest in the property and assumed the mortgage payable.

         As a result of the sale of common stock in June 1993, the Company retired all of the remaining first mortgage indebtedness on its wholly-owned properties for $11,836,000 and purchased the first mortgage note underlying the mortgage note receivable on the Highland Oaks Apartments for $3,188,000 (see
Note 4). Interest rates on these mortgage loans ranged from 8.75% to 9.5% per annum.

NOTE 6 - CONSTRUCTION LOANS PAYABLE

         The construction projects are financed with construction loans for approximately 70% of the estimated project costs. The Company funds the initial 30% of the estimated project costs from available funds or from draws on its line of credit (see Note 7). Thereafter, construction lenders fund construction costs upon periodic draws in accordance with specific construction loan agreements.

         On January 13, 1994, the Company closed a construction mortgage note in the maximum amount of $19,800,000 for the development of the Promontory Pointe Apartments in San Antonio, Texas. The note, which is recourse to the Company, bears interest at a variable rate based on LIBOR plus 2.25% and has an original maturity date of January 13, 1996, with an optional six-month extension. In December 1995, the mortgage note was modified whereby the original maturity was extended to July 12, 1996, with three optional one-year extensions. At December 31, 1995 and 1994, the outstanding balance was $17,573,000 and $4,584,000, respectively.

        In June 1994, the Company closed a construction mortgage note in the maximum amount of $7,354,000 for the development of Ashley Oaks Phase II in San Antonio, Texas. The note, which is recourse to the Company, bears interest at LIBOR plus 2.25% with an original maturity date of June 30, 1997, with two optional one-year extensions. At December 31, 1995, the outstanding balance of this note is $6,297,000. At December 31, 1994, no draws had been funded on this note.

         In December 1994, the Company closed a construction mortgage note in the maximum amount of $12,402,000 for the development of the Sierra Palms Apartments in Chandler, Arizona. The note, which is recourse to the Company, bears interest at a variable rate based on LIBOR plus 2.25% and has an original maturity date of December 29, 1996, with three optional one-year extensions. At December 31, 1995, the outstanding balance was $3,884,000. At December 31, 1994, no draws had been funded on this note.

         In April 1995, the Company closed a construction mortgage note in the maximum amount of $10,700,000 for the development of the Copper Mill Apartments in Durham, North Carolina. The note, which is recourse to the Company, bears interest at a variable rate based on LIBOR plus 2% and has an original maturity date of April 13, 1997, with three one-year extensions, each at the Company's option. At December 31, 1995, the outstanding balance was $4,501,000.

         In September 1995, the Company closed a construction mortgage loan in the maximum amount of $18,250,000 for the development of the Providence Court Apartments in Charlotte, North Carolina. The note, which is recourse to the Company, bears interest at a variable rate based on LIBOR plus 2% and has an original maturity date of March 12, 1998, with two one-year and one six-month extensions, each at the Company's option. At December 31, 1995, the outstanding balance was $1,000.

     For the years ended December 31, 1995 and 1994, the Company has capitalized interest expense of approximately $2,561,000 and $739,000, respectively, related to construction and development of properties.

         At December 31, 1995, the Company had an interest rate swap agreement with a notional amount of $48,851,000. The Company has entered into the interest rate swap agreement to convert floating rate liabilities to fixed rate liabilities. The agreement fixes the interest rate on the Company's expected variable rate debt at 7.9% through April 1997. The Company does not hold or issue interest rate swap agreements for trading purposes. The Company is exposed to possible credit risk if the counterparty fails to perform, however, this risk is minimized by entering into the agreement with a highly rated counterparty. At December 31, 1995, there were no defaults under this agreement.

NOTE 7 - REVOLVING LINE OF CREDIT

         On September 15, 1994, the Company obtained a revolving line of credit in the maximum amount of $75,000,000. The line of credit, which is recourse to the Company, has a revolving period of 18 months, with a one-year extension at the lender's option, followed by an amortization period of two years. In October 1995, the Company requested and received a one-year extension to March 1997. The extension modified the interest rate during the revolving period from LIBOR plus 1.75% to LIBOR plus 1.50%. The agreement requires quarterly payments of a non-use fee equal to .25% per year calculated on the average unused portion of the line of credit. The Company can currently draw up to a total of $41,800,000 on the line of credit, which is secured by first liens on seven of the Company's wholly-owned properties. This amount may be increased as additional properties are added as security for the line of credit.

NOTE 8 - CONVERTIBLE DEBENTURES

         In 1992, the Company concluded an initial public offering of $55,000,000 in principal amount of 8% Convertible Debentures Due 2003. The Debentures could be converted into shares of common stock at any time after October 15, 1993 on the basis of $10.00 per share. In September 1995, the Company called the Debentures for redemption on October 16, 1995. As of October 16, 1995, $8,875,000 of the outstanding Debentures at September 30, 1995, were converted to 887,500 shares of common stock. The remaining $14,000 in Debentures were redeemed on October 16, 1995.

         During the year ended December 31, 1995 prior to call date, $4,640,000 in principal amount of Debentures due were converted to 464,000 shares of common stock. In addition, $220,000 of accrued Debenture interest that was forfeited by Debenture holders and $409,000 of unamortized Debenture issue costs were reclassified to equity.

         During the year ended December 31, 1994, $14,849,000 in principal amount of Debentures was converted to 1,484,900 shares of common stock. In addition, $115,000 of accrued Debenture interest that was forfeited by Debenture holders during 1994 and $617,000 of unamortized Debenture issue costs were reclassified to equity.

NOTE 9 - RELATED PARTY TRANSACTIONS

         The Company - The Company generally receives a computer services fee, and property and asset management fees in consideration for services provided for properties in which the Company has ownership interests. The Company received fees for these services aggregating $68,000 in 1995, $75,000 in 1994 and $92,000 in 1993 from affiliated, unconsolidated partnerships which have been included in other income for financial reporting purposes.

         In connection with the Company's acquisition of the remaining partnership interests in the Sunflower Apartments in 1993, two of the Executive Officers and a Director of the Company received a total of $172,000 as consideration for their partnership interests.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

         Office and equipment leases - The Company is obligated under a five-year lease for its main office in Dallas, Texas, which commenced in 1994. The Company is also obligated under leases for its regional offices. The regional office leases have terms ranging from nine months to five years. Minimum annual future rental payments under all leases are $278,000 in 1996, $248,000 in 1997, $234,000 in 1998, $171,000 in 1999 and $7,000 in 2000. The
related rental expense in 1995, 1994 and 1993 was $261,000, $243,000 and $120,000, respectively.

NOTE 11 - STOCKHOLDERS' EQUITY (DEFICIT)

         Capital stock - Common stockholders are entitled to one vote for each share held on all matters presented for a vote of stockholders. There is no right of cumulative voting in connection with the election of Directors. Stockholders are entitled to receive pro rata, any dividends declared by the Board of Directors in their discretion from funds legally available therefor. Upon liquidation or dissolution, stockholders are entitled to share ratably in all assets available for distribution to the stockholders, subject to the right of the holders of the Debentures then outstanding and to the rights of any preferred class of the Company's securities (if any are outstanding). The common stock issued is fully paid and non-assessable, has no conversion rights, and is not subject to redemption, except under certain circumstances determined by the Board of Directors.

         The Company declared a special dividend to each record holder of shares of common stock on March 17, 1995, of one non-transferable right for each share held on such date. Four rights entitled the holder to purchase one share of common stock at a price of $11.875 per share (the "Rights Transaction"). On April 10, 1995, the Rights Transaction concluded with 985,440 shares purchased for total proceeds of $11,702,100. The net proceeds of approximately $11,400,000 were used to repay a portion of the line of credit.

         In April 1995, the Company concluded a public offering of 1,714,560 shares of common stock at a price of $11.875 per share for gross proceeds of $20,360,400. The net proceeds of approximately $18,600,000 were used to repay a portion of the line of credit. During 1995, non-qualified options were exercised to purchase 275,000 shares of common stock at exercise prices ranging from $11.00 to $13.00. As of December 31, 1995, the Company had outstanding
20,319,405 shares of common stock and 1,718,000 non-qualified options to purchase common stock (of which 204,500 were vested) at exercise prices ranging from $11.00 to $13.00 per share.

         On June 3, 1993, the Company closed its public offering of 10,350,000 shares of common stock at a price of $13.50 per share. The net proceeds from the offering (in the amount of $130,684,000) and the net proceeds from the REMIC Financing (See Note 5) were applied as follows: (i) approximately $141,146,000 (aggregate purchase price) to acquire a total of 19 apartment properties totaling 4,927 units (see Note 2); (ii) approximately $10,820,000 to acquire first mortgage debt on certain properties in which the Company held an interest;
(iii) approximately $8,407,000 to retire all of the remaining debt on its wholly-owned properties; (iv) $12,500,000 to repay the revolving line of credit debt; and (v) approximately $2,600,000 as a reserve for additions to properties.

         During 1994, non-qualified options were exercised to purchase 55,000 shares of common stock at an exercise price of $11.00 each. In addition, $14,849,000 in principal amount of Debentures were converted to 1,484,900 shares of common stock. As of December 31, 1994, the Company had outstanding 16,182,019 shares of common stock and non-qualified options to purchase 1,467,000 shares of common stock (of which 161,500 were vested) at exercise prices ranging from $11.00 to $13.625 per share. The Company also had outstanding $13,529,000 in principal amount of Debentures (convertible into 1,352,900 shares of common stock).

         During 1995, the Company accepted notes receivable totaling $1,945,000 from certain officers and directors to exercise options to purchase common stock. The notes receivable, which mature on December 31, 2002, are in amounts up to 80% of the option exercise price and bear interest at the Applicable Federal Rate (as published by the Internal Revenue Service) at the date of exercise. Principal in the amount of 50% of the exercise price will be forgiven ratably over seven years beginning January 1, 1997, contingent upon continued service as an officer or director and the absence of any default on the notes. The balance of such loans will be payable ratably over the same period. The loans are secured by the common stock purchased. Options to purchase 275,000 shares of common stock were exercised, and 85,967 previously issued shares of common stock were applied (at the market price of such shares at the date of such application) to the exercise price of the options and were retired.

         Effective April 1, 1994, the Company entered into an employment agreement with an officer of the Company, Senior Vice President for the Charlotte Regional Office of the Company. In connection with this agreement, the officer purchased from the Company 115,000 shares of the Company's common stock for approximately $1,509,000 ($13.125 per share). In January 1995, his employment agreement was terminated, and pursuant to that agreement, the Company repurchased such shares at the purchase price he paid and cancelled such shares.

         For the Company to qualify as a REIT under the Internal Revenue Code, not more than 50% in value of its outstanding common stock may be owned, directly or indirectly, by five or fewer individuals. In order to meet these requirements, the Directors of the Company are given power to refuse to recognize the transfer of a sufficient number of shares of common stock to maintain or bring the ownership of common stock of the Company into conformity with such requirements and to refuse the transfer of common stock to persons whose acquisitions thereof would result in a violation of such requirements.

         Dividends - The Company paid dividends of $.25 per share of common stock for the first three quarters of 1995. The Company also declared a dividend of $.25 per share for the fourth quarter of 1995 (which it paid on January 17, 1996). Eighty-seven percent of the dividends paid in 1995 were characterized as ordinary income and eight percent of the dividends were characterized as capital gains for federal income tax purposes and five percent of the 1995 dividends were a return of capital.

         The Company paid dividends of $.22 per share of common stock for the first quarter of 1994. The Company paid dividends of $.23 per share of common stock for the second, third and fourth quarters of 1994. Eighty-seven percent of the dividends paid in 1994 were characterized as ordinary income for federal income tax purposes and 13 percent of the 1994 dividends were a return of capital.

         The characterization of the dividends for federal income tax purposes is made based upon the earnings and profits of the Company, as defined in the Internal Revenue Code, for the years ended December 31, 1995, 1994 and 1993, respectively.

         Beginning in 1995, the Company introduced a dividend reinvestment program that will allow its shareholders to acquire additional common shares from the Company at a 5% discount to the fair market price. The dividend reinvestment program also permits stockholders to purchase a limited number of additional shares of common stock on the same basis by making optional cash payments.

         Stock Option Plans - In May 1992, the Company adopted an incentive and non-qualified stock option plan (the "Stock Option Plan") for the purpose of attracting and retaining the Company's directors, executive officers and other key employees (including any officer or director who is also an employee). A maximum of 1,200,000 shares of common stock were reserved for issuance under the Stock Option Plan. The Stock Option Plan allows for the grant of "incentive" and "non-qualified" options (within the meaning of the Internal Revenue Code) that are exercisable at a price that is at least equal to the fair market value of the shares of common stock at the date of the grant as established by the Compensation Committee of the Board of Directors. In May 1994, the Company's stockholders approved an amendment to the Stock Option Plan that increased the amount of shares reserved for issuance under the Stock Option Plan by 600,000 shares to a maximum of 1,800,000 shares. In 1995, the Company's stockholders approved the 1995 Omnibus Incentive Plan, which provides for the granting of stock options, SAR's, restricted shares and performance units. Under the 1995 plan, 3,000,000 shares were reserved for issuance subject to the limitation that the aggregate number of shares underlying outstanding awards (including those outstanding under the 1992 plan) not exceed approximately 10% of the Company's outstanding capital stock on a fully diluted basis. The shares vest over a period of up to 5 years and once vested must be exercised within 5 years. The Company accounts for its options to purchase shares of common stock in accordance with APB No. 25.

         During 1993, the Company granted options covering 75,000 shares of common stock to other key employees of the Company. These options also vest 20% per year over five years. The options have an exercise price equal to the closing market price of the stock at the date of grant (exercise prices range from $13.625 to $14.75); and once vested, these options may be exercised over a period of five years from the date of vesting.

         During 1994, the Company granted 600,000 options to purchase a like number of shares of common stock at an exercise price of $13.00 and 100,000 options to purchase a like number of shares at $11.00. The exercise prices reflect the closing price of the shares on the date of each grant. The options vest over a period of up to five years (the first vesting date generally being one year from the date of grant). Once vested, these options may be exercised over a period of five years from the date of vesting. Additionally, 233,000 options previously granted were forfeited (and became available for reissuance) due to employee attrition.

         During 1995, 626,000 options to purchase shares of common stock at exercise prices ranging from $11.50 to $13.00 each were granted pursuant to the Company's non-qualified employee stock option plan, and 100,000 options previously granted were forfeited due to employee attrition. As of December 31, 1995, the Company had outstanding 1,718,000 options to purchase common stock (of which 204,500 are vested).

         Rights Agreement - In August 1994, the Company declared a dividend of one right (the "Right") for each outstanding share of the Company's common stock. The Rights do not become detached from the common stock until the occurrence of a triggering event such as a tender offer or acquisition by a person (or related parties) of 10% or more of the Company's outstanding common stock. At that time, the Rights (which expire in August 2004) may be exercised, except by the party causing the triggering event, to purchase for $30 an amount of common stock from the Company having an aggregate market value of $60.


NOTE 12 - PROFIT SHARING AND SAVINGS PLAN

         The Company has a 401(k) plan for all full-time employees who have been employed for at least 12 months. Eligible employees may contribute up to 15% of their gross pay, subject to certain limitations. In 1995, 1994 and 1993 the Company matched 50% of the amount contributed by the employee, up to 10% of the employee's gross pay. In 1995, 1994 and 1993, expenses include $76,000, $53,000 and $44,000, respectively, representing the employer's matching contribution to the plan.


NOTE 13 - QUARTERLY FINANCIAL DATA (Unaudited)

         Unaudited summarized financial data by quarter for 1995 and 1994 is as follows (in thousands, except per share data):




Quarter Ended:                                   March 31           June 30       September 30          December 31
--------------                                   --------           -------       ------------          -----------

1995
     Total revenues.........................   $    16,928     $     17,525       $     18,508          $    18,901
     Net income.............................         2,995            3,363              3,383                3,290

     Earnings per share:
         Net income.........................   $       .18     $        .19       $        .18          $       .16

Quarter Ended:                                   March 31           June 30       September 30          December 31
--------------                                   --------           -------       ------------          -----------
1994
     Total revenues.........................   $   12,624      $     13,668       $     15,644          $    16,992
     Net income.............................        2,237             2,128              2,564                3,034
     Earnings per share:
         Net income.........................   $       .15     $        .14       $        .16          $       .19









                          SOUTH WEST PROPERTY TRUST INC. Schedule III
                           REAL ESTATE AND ACCUMULATED DEPRECIATION
                                      December 31, 1995
                                        (in thousands)

                                                                      Costs Capitalized                  Gross Amount Carried
                                                Initial Cost      Subsequent to Acquisition               at Close of Period
                                           --------------------  ----------------------------      ------------------------------


                                                      Buildings                      Exchange                 Buildings
                                                        and             Net            or                        and
                                Encum-                Improve-        Improve-       Purchase                  Improve-
Property                        brance        Land     ments          ments(a)       Property      Land         ment          Total
--------                       --------       ----    --------      -----------       ------     ---------      -----         -----

Wholly-Owned:
  Alvarado                    (d)          $    841 $   6,170        $    154                    $    911     $  6,254    $   7,165
  Ashley Oaks                 (c)               813     5,440             525                         813        5,965        6,778
  Autumnwood                  (c)             1,132     7,548             521                       1,132        8,069        9,201
  Bluff Creek                 (c)             1,041     8,082             353           117         1,054        8,539        9,593
  Bluffs                      (d)               320     3,510             957           933           406        5,314        5,720
  Catalina                    (d)               851     4,823             230                         851        5,053        5,904
  Chandler's Mill             (d)               971     5,519             623                         971        6,142        7,113
  Citiscape                   (d)             1,091     7,301             203                       1,091        7,504        8,595

  Cobblestone                 (c)             1,458     9,719             583                       1,458       10,302       11,760

  Creeks                      (c)               600     4,020           1,885                         600        5,905        6,505
  Dove Park                                   1,224     6,935             908                       1,224        7,843        9,067
  Foxfire (Amarillo)          (d)               420     6,379           1,218                         420        7,597        8,017
  Foxfire (Dallas)           3,788 (f)          827     6,162              80           370           913        6,526        7,439
  Greenway Park               (c)               679     4,547             132                         679        4,679        5,358
  Harbour Pointe              (e)             1,367     7,771             478                       1,367        8,249        9,616
  High Ridge                 4,693              820     7,394             379         2,292           890        9,995       10,885
  Hunters Ridge               (e)               788     4,464             552                         788        5,016        5,804
  Lakeridge                   (c)               721     5,266             362                         721        5,628        6,349
  Oak Forest                10,609            1,387    15,176                                       1,387       15,176       16,563
  Oak Park                    (e)             1,805    11,090             734                       1,805       11,824       13,629
  Park Trails                 (d)               610     4,086             333                         610        4,419        5,029
  Pavilion                    (d)             2,401    13,605             775                       2,422       14,359       16,781

  Pecan Grove                 (d)               484     3,156             448           835           592        4,331        4,923
  Preston Oaks                (d)               935     5,301             436                         935        5,737        6,672
  Preston Trace               (c)             1,382     7,797             318                       1,382        8,115        9,497
  Rock Creek                  (c)             1,280     6,824           1,963         2,067         1,624       10,510       12,134
  Ryan's Mill                 (c)               771     5,663             384                         771        6,047        6,818
  Shadow Lake                 (e)             1,424     8,070             344                       1,424        8,414        9,838
  Southern Oaks               (e)               843     4,776             321                         843        5,097        5,940
  Summergate                  (c)               496     3,310             209                         496        3,519        4,015
  Sunflower                   (e)               978     3,912           1,097         1,212         1,204        5,995        7,199
  Sunset Pointe               8,873           2,166    12,290             214                       2,166       12,504       14,670






                         SOUTH WEST PROPERTY TRUST INC. Schedule III
                           REAL ESTATE AND ACCUMULATED DEPRECIATION  (Cont.)
                                      December 31, 1995
                                        (in thousands)

 Accumu-
 lated-    Date of                Depre-
 Depre-   Construc-     Date      ciable
 ciation    tion       Acquired   Life
 -------  --------    --------    ----

$    512    1984        1993      5-35
     595    1989        1993      5-35
     868    1984        1993      5-35
   3,922    1984        1993      5-35
   3,324    1978        1977      5-35
     460    1982        1993      5-35
     547    1984        1993      5-35
     541     1973       1993      5-35
            (g)
   1,045                1993      5-35
            1984
   3,780    1975        1974      5-35
     244    1984        1994      5-35
   4,429  1975-80       1974      5-35
   1,179    1978        1978      5-35
     475    1986        1993      5-35
     391    1984        1994      5-35
   4,678    1979        1978      5-35
     343    1981        1994      5-35
     608    1984        1993      5-35
     148    1995        1995      5-35
     597    1980        1994      5-35
     424    1983        1993      5-35
   1,084    1979(g)     1993      5-35
     938  1983-84       1990      5-35
     540    1980        1993      5-35
     809    1984        1993      5-35
   6,651    1979        1977      5-35
     653    1985        1993      5-35
     457    1984        1994      5-35
     281    1982        1994      5-35
     391    1984        1993      5-35
   3,176    1974        1990      5-35
     424    1989        1994      5-35

                                                                 REAL ESTATE AND ACCUMULATED DEPRECIATION Continued
                                                                                 December 31, 1995
                                                                                   (in thousands)

                                                                     Costs Capitalized                  Gross Amount Carried
                                                Initial Cost      Subsequent to Acquisition               at Close of Period
                                           --------------------  ----------------------------      ------------------------------


                                                      Buildings                      Exchange                 Buildings
                                                        and             Net            or                        and
                                Encum-                Improve-        Improve-       Purchase                  Improve-
Property                        brance        Land     ments          ments(a)       Property      Land         ment          Total
--------                       --------       ----    --------      -----------       ------     ---------      -----         -----

Wholly-Owned:

  Timbercreek                 (e)             1,621    11,844           4,981         3,218         2,057       19,607       21,664
  Turtle Creek                5,110           1,250     6,748             299                       1,250        7,047        8,297
  Vista Point                 (d)               757     5,069             153                         757        5,222        5,979
  Westlake Villas             (d)               985     6,536             362                         985        6,898        7,883
  Wimbledon Court             (c)             1,189     8,688             335                       1,189        9,023       10,212
  Windridge                   (d)             2,202     8,832           1,439         1,171         2,436       11,208       13,644
  Woodscape                   (c)             1,387     5,219           1,407                       1,387        6,626        8,013
  Woodtrail                   (d)               396     3,253           2,360                         573        5,436        6,009
                              ----            ------   ------         -------       --------     --------       ------        -----
                           $145,786        $ 42,713 $ 272,295        $ 29,055      $ 12,21       $ 44,584     $311,694    $ 356,278
                            -------         -------   -------          ------       --------      -------      -------     --------





                        SOUTH WEST PROPERTY TRUST INC. Schedule III
                           REAL ESTATE AND ACCUMULATED DEPRECIATION  (Cont.)
                                      December 31, 1995
                                        (in thousands)

 Accumu-
 lated-    Date of                Depre-
 Depre-   Construc-     Date      ciable
 ciation    tion       Acquired   Life
 -------  --------    --------    ----

  12,125  1975-78        1976      5-35
      340    1985        1994      5-35
      514    1986        1993      5-35
      752    1985        1993      5-35
      991    1983        1993      5-35
    2,765  1979-80       1989      5-35
    3,678  1977-82       1985      5-35
    3,553     1978       1981      5-35
   ------
 $ 69,232
  -------



 REAL ESTATE AND ACCUMULATED DEPRECIATION   (Continued)
               December 31, 1995
                 (in thousands)
                                                       Buildings
                                                          and
                                Encum-                  Improve-
Property                        brance        Land       ments
--------                       --------       ----      --------

Development Properties:
  Ashley Oaks - Phase II   $   6,297       $    330 $   10,857 (h)
  Copper Mill                  4,501          1,733      8,443 (h)
  Oak Park Phase II                             108        140 (h)
  Promontory Pointe           17,573          3,215     28,037 (h)
  Providence Court                 1          3,187      1,470 (h)
  Sierra Palms                 3,884          1,981      9,929 (h)
  Sunset Pointe - Rehab                                      5 (h)
                           $  32,256       $ 10,554 $   58,881
                            ========         ======     ======


-----------------------------
See notes on following page.



 REAL ESTATE AND ACCUMULATED DEPRECIATION   (Continued)
               December 31, 1995
                 (in thousands)

        Accumu-
        lated-
        Depre-              Date
        ciation           Acquired
        -------           --------

           41               1994
                            1994
                            1994
          309               1994

                            1994
            2


     $    352
      =======

                               NOTES TO SCHEDULE III

     (a) Improvements are net of write-offs of fully depreciated assets which are no longer in use.

     (b) Aggregate cost for federal income tax purposes at December 31, 1995 was approximately $334,970,000.

     (c) These properties serve as security for the first phase of the REMIC Financing. The outstanding balance of the first phase of the REMIC Financing at December 31, 1995 was $47,647,000.

     (d) These properties serve as security for the second phase of the REMIC Financing. The outstanding balance of the second phase of the REMIC Financing at December 31, 1995 was $48,566,000.

     (e) These properties serve as collateral for the Company's line of credit. The outstanding balance of the line of credit at December 31, 1995 was $16,500,000.

     (f) During 1995, the Company acquired 100% interest in this property. Prior to 1995, the Company owned 5% of Phase I and 66% of Phase II.

     (g) These properties underwent substantial rehabilitation work in 1993 prior to the Company's acquisition.

     (h)  These amounts represent construction in progress.







                           SOUTH WEST PROPERTY TRUST INC. Schedule III
                             REAL ESTATE RECONCILIATION      Continued
                                       (in thousands)


                                                                                 Years ended December 31,

                                                                     1995                1994             1993
                                                                     ----                ----             ----


Balance, beginning of period..............................         $330,364          $  247,220        $   87,750

  Additions during period:
      Improvements........................................            6,441               7,764             3,615
      Purchase of property................................            5,880              73,011           134,471
      Sale of property....................................        (   4,563)
      Purchase of additional partnership interests........            1,593               2,176            21,384
      Completed construction projects.....................           16,563
      Adjustment for rental guaranty......................                                  193
                                                             --------------        ----     ---

Balance, end of period....................................       $ 356,278            $ 330,364         $ 247,220
                                                                   --------             -------           -------





                                                                  ACCUMULATED DEPRECIATION RECONCILIATION

                                                                           Years ended December 31,

                                                                     1995                1994             1993
                                                                     ----                ----             ----


Balance, beginning of period..............................         $ 59,443            $                $ 36,422
                                                                                         49,697

  Additions during period:
      Depreciation........................................           12,304               9,746            5,616
      Sale of property....................................        (   2,163)
      Purchase of additional partnership interests........                                                 7,659
                                                               -------------       ------------            -----

Balance, end of period....................................       $  69,584            $  59,443        $  49,697
                                                                   --------             -------          -------








                                                                        INDEX TO EXHIBITS

                                                                         Filed herewith or
                                                                      incorporated herein by                 Sequential
  Number                         Title                                      reference                        Page Number

    3.1       Articles of Incorporation of the Company,              Exhibit 99.1 to Form 10-Q for
               as amended                                              the quarter ended June 30,1994
                                                                       (File No. 1-11224)

    3.2       Bylaws of the Company                                  Exhibit 3.2 to Amendment No. 2
                                                                       to Form S-4 filed July 8, 1992
                                                                       (File No. 33-48122)

    3.3       Rights Agreement dated August 17, 1994                 Exhibit 1 to Form 8-K filed
                between South West Property Trust Inc.                 August 17, 1994
                and Society National Bank, as Rights                   (File No. 1-11224)
                Agent

    4.1       Form of Indenture governing the Convertible            Exhibit 4.1 to Amendment No. 2
                Debentures                                             to Form S-11 filed July 8, 1992
                                                                       (File No. 33-48121)

    4.2       Form of Convertible Debenture                          Exhibit 4.2 to Amendment No. 2
                                                                       to Form S-11 filed July 8, 1992
                                                                       (File No. 33-48121)

    4.3       Form of Certificate representing common                Exhibit 4.1 to Form S-2 filed
                stock of the Company                                   March 15, 1993
                                                                       (File No. 33-59528)

   10.1       Employment Agreement between the                       Exhibit No. 10.1 to Form 10-K for
                Company and John S. Schneider                          the year ended December 31, 1994
                                                                       (File No. 1-11224)

   10.2       Employment Agreement between the                       Exhibit No. 10.2 to Form 10-K for
                Company and Lewis H. Sandler                           the year ended December 31, 1994
                                                                       (File No. 1-11224)

   10.3       Employment Agreement between the                       Exhibit No. 10.3 to Form 10-K for
                Company and Robert F. Sherman                          the year ended December 31, 1994
                                                                       (File No. 1-11224)

   10.4       1992 Stock Option Plan (as amended)                    Exhibit 10.5 to Amendment No. 3
                                                                       to Form S-4 filed July 22, 1992
                                                                       (File No. 33-48122)

   10.5       Lease Agreement dated March 14, 1994                   Exhibit No. 10.4 to Form 10-K for
                between Sterling Plaza Limited Partnership,            the year ended December 31, 1994
                as landlord, and the Company, as Tenant                (File No. 1-11224)

   10.7       Dividend and Interest Reinvestment and                 Exhibit No. 10.1 to Post-Effective
                Share Purchase Plan                                    Amendment No. 2 to Form S-3
                                                                       filed February 10, 1995
                                                                       (File No. 33-59526)



                                                                         Filed herewith or
                                                                      incorporated herein by
                                                                            reference

                                                                                                          Sequential
   Number                      Title                                                                      Page Number

   10.8       Credit Agreement dated December 1, 1993                Exhibit No. 99.1 to Form 8-K
                among SWP Properties, Inc., SWP Woodscape              dated December 23, 1993
                Woodscape Properties, Inc., and SWP Creeks             (File No. 1-11224)
                Properties, Inc. and National Westminster
                Bank, PLC

   10.9       Collection Account Agreement dated December            Exhibit No. 99.2 to  Form 8-K
                1, 1993 among SWP Properties, Inc., SWP                dated December 23, 1993
                Woodscape Properties, Inc. and SWP Creeks              (File No. 1-11224)
                Properties, Inc. (Mortgagor), Norwest Bank
                Minnesota, N.A. (Account Agent), Southwestern
                Property Trust, Inc. (Property Manager), and
                Norwest Bank Minnesota, N.A. (Trustee)

   10.10      Property Management Agreement dated December           Exhibit No. 99.3 to Form 8-K
                1, 1993 for properties covered by the Credit           dated December 23, 1993
                Agreement described in Exhibit No. 10.8                (File No. 1-11224)
                hereto between SWP Properties, Inc., SWP
                Woodscape Properties, Inc., SWP Creeks
                Properties, Inc., and Southwestern Property
                Trust, Inc.

   10.11      Property Manager Subordination Agreement dated         Exhibit No. 99.4 to Form 8-K
                December 1, 1993 between National Westminster          dated December 23, 1993
                Bank, PLC, and Southwestern Property Trust,            (File No. 1-11224)
                Inc.

   10.12      Certificate Purchase Agreement dated December          Exhibit No. 99.5 to Form 8-K
                22,1993 between SWP Depositor, Inc.,                   dated December 23, 1993
                Southwestern Property Trust, Inc., and                 (File No. 1-11224)
                National Westminster Bank, PLC

   10.13      Loan Purchase Agreement dated December 22,             Exhibit to Form 8-K to Form 8-K
                1993 between National Westminster Bank,                dated December 23, 1993
                PLC and SWP Depositor, Inc.                            (File No. 1-11224)

   10.14      Employment Agreement between the Company               Exhibit No. 10.14 to Form 10-K
                and David L. Johnston                                  for the year ended December 31,
                                                                       1994  (File No. 1-11224)

   10.15      Employment Agreement between the Company               Exhibit No. 10.15 to Form 10-K
                and Diana M. Laing                                     for the year ended December 31,
                                                                       1994  (File No. 1-11224)

   10.16      Credit Agreement dated March 1, 1994 between           Exhibit 99.1 to Form 10-Q for
                SWP REMIC Properties II - A, L.P. and                  quarter ended March 31, 1994
                National Westminster Bank PLC, New York                (File No. 1-11224)
                New York Branch

   10.17      Property Management Agreement dated March              Exhibit 99.2 to Form 10-Q for
                10, 1994 between SWP REMIC Properties                  quarter ended March 31, 1994
                II-A, L.P. and Southwestern Property Trust,            (File No. 1-11224)
                Inc.

   10.18      Property Manager Subordination Agreement               Exhibit 99.3 to Form 10-Q for
                dated March 10, 1994 between National                  quarter ended March 31, 1994
                Westminster Bank, PLC, and Southwestern                (File No. 1-11224)
                Property Trust, Inc.

   10.19      Note Purchase Agreement dated March 10, 1994           Exhibit 99.4 to Form 10-Q for
                between SWP Depositor, Inc., Southwestern              quarter ended March 31, 1994
                Property Trust, Inc. and National Westminster          (File No. 1-11224)
                Bank, PLC

   10.20      Form of Promissory Note dated March 10, 1994           Exhibit 99.5 to Form 10-Q for
                in connection with REMIC Financing                     quarter ended March 31, 1994
                                                                       (File No. 1-11224)

   10.21      Form of Mortgage dated March 10, 1994 in               Exhibit 99.6 to Form 10-Q for
                connection with REMIC Financing                        quarter ended March 31, 1994
                                                                       (File No. 1-11224)

   10.22      Indenture dated March 10, 1994 between SWP             Exhibit 99.1 to Form 10-Q for
                Depositor, Inc. and Bankers Trust Company              quarter ended June 30, 1994
                as Trustee                                             (File No. 1-11224)

   10.23      Loan Purchase Agreement dated June 30, 1994            Exhibit 99.2 to Form 10-Q for
                between National Westminster Bank, PLC and             quarter ended June 30, 1994
                SWP Depositor, Inc.                                    (File No. 1-11224)

   10.24      Collection Account Agreement dated June 30,            Exhibit 99.3 to Form 10-Q for
                1994 among SWP REMIC Properties II-A, L.P.,            quarter ended June 30, 1994
                Bankers Trust Company, as Account Agent,               (File No. 1-11224)
                South West Property Trust, as Property Manager,
                and Bankers Trust Company, as Indenture Trustee

   10.25      Line of Credit Agreement dated September 15,           Exhibit 99.7 to Form 10-Q for
                1994 between South West Properties, L.P.,              quarter ended September 30, 1994
                South West Property Trust Inc. and Lehman              (File No.  1-11224)
                Brothers Holdings Inc.

   10.26      Promissory Note dated September 15, 1994 made          Exhibit 99.8 to Form 10-Q for
                by South West Properties, L.P. in favor of             quarter ended September 30, 1994
                Lehman Brothers Holdings Inc. in the principal         (File No. 1-11224)
                amount of $41,000,000

   10.27      Form of Deed of Trust and Security Agreement           Exhibit 99.9 to Form 10-Q for
                dated September 15, 1994 from South West               quarter ended September 30, 1994
                Properties, L.P. in favor of Robert J. Banta,          (File No. 1-11224)
                as trustee, and Lehman Brothers Holdings Inc.,
                as beneficiary

   22.1       Subsidiaries of the Registrant                         Filed herewith

   23.1       Consent of Ernst & Young LLP                           Filed herewith



                              Exhibit 22.1

                     Subsidiaries of the Registrant


                      SOUTH WEST PROPERTY TRUST INC.
                  SUBSIDIARIES AND AFFILIATES OF THE COMPANY
                            As of December 31, 1995



SWP Properties, Inc.                             SWP REMIC Properties II-A, L.P.
SWP Creeks Properties, Inc.                        Windridge Apartments
SWP Woodscape Properties, Inc.                     Pecan Grove Apartments
SWPT II Arizona Properties, Inc.                   Westlake Villas Apartments
SWP REMIC Properties II, Inc.                      Foxfire (Amarillo) Apartments
South West REIT Holding, Inc.                      Woodtrail Apartments
SWP Developers, Inc.                               Bluffs Apartments
Little Rock Apartment Management, Inc.             Chandlers Mill Apartments
SWP Depositor, Inc.                                Alvarado Apartments
    SRL Amarillo Investors, Inc.                   Catalina Apartments
SWP Arkansas Properties, Inc.                      Citiscape Apartments
    Turtle Creek Apartments                        Park Trails Apartments
MF-SWP Joint Venture                               Pavilion Apartments
    Promontory Pointe Apartments                   Preston Oaks Apartments
SWP Creeks, L.P.                                   Vista Point Apartments
    Creeks Apartments                              South West Properties, L.P.
SWP Woodscape I, L.P.                              Sunflower Apartments
    Woodscape Apartments                           Shadow Lake Apartments
SWP Properties I, L.P.                             Hunters Ridge Apartments
    Rock Creek Apartments                          Timbercreek Apartments
    Bluff Creek Apartments                         Southern Oaks Apartments
    Preston Trace Apartments                       Oak Park Apartments
    Wimbledon Court Apartments                     Dove Park Apartments
    Autumnwood Apartments                          Sunset Pointe Apartments
    Cobblestone Apartments                         Ashley Oaks 2 Apartments
    Summergate Apartments                          Oak Forest Apartments
    Lakeridge Apartments                           Foxfire (Dallas) Apartments
    Ryan's Mill Apartments                         High Ridge Apartments
    Greenway Park Apartments                       Sierra Palms Apartments
    Ashley Oaks Apartments                         Copper Mill Apartments
                                                   Providence Court Apartments

                                Exhibit 23.1


                      CONSENT OF INDEPENDENT AUDITORS


     We consent to the incorporation by reference in the Registration Statements (Form S-3 No. 33-70858, Form S-3 No. 33-59526, Form S-8 No. 33-67452 (pertaining to the 1992 Nonqualified Stock Option Plan) of South West Property Trust Inc. and in the related Prospectuses of our report dated January 30, 1996, with respect to the consolidated financial statements and schedule of South West Property Trust Inc. included in this Annual Report (Form 10-K) for the year ended December 31, 1995.



                                                        ERNST & YOUNG LLP

Dallas, Texas
February 20, 1996