Form 10-Q
period 1996-03-31
SOUTH WEST PROPERTY TRUST INC
filed 1996-05-02
CIK 887983

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q



  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996.......................

                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from             to


Commission File Number 1-11224


                         SOUTH WEST PROPERTY TRUST INC.
             (Exact name of registrant as specified in its charter)

             Maryland                                 75-2434995
    (State or other jurisdiction                   (I.R.S. employer
  of incorporation or organization)               identification no.)

5949 Sherry Lane, Suite 1400, Dallas, Texas           75225-8010
(Address of principal executive offices)              (Zip code)

       Registrant's telephone number, including area code: (214) 369-1995






         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

         The number of shares of the registrant's common stock, $.01 par value, outstanding as of April 29, 1996: 20,451,904 shares.



                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

                         SOUTH WEST PROPERTY TRUST INC.
                         CONSOLIDATED INCOME STATEMENTS
                     (in thousands except per share amounts)
                                   (unaudited)

                                                                                    For the Three Months
                                                                                       Ended March 31,
                                                                                 1996                 1995

Revenues:
    Rental operations...................................................      $  19,164            $  16,622
    Other income........................................................            192                  306
                                                                                -------              -------
                                                                                 19,356               16,928

Expenses:
    Property operating expenses.........................................          8,715                7,592
    General and administrative..........................................            428                  548
    Depreciation and amortization.......................................          3,266                2,825
    Interest............................................................          3,008                2,962
                                                                                -------              -------
                                                                                 15,417               13,927

Operating income........................................................          3,939                3,001
Minority interest in net income of consolidated partnerships............                            (      6)
                                                                                 -----               -------

Net income..............................................................      $   3,939            $   2,995
                                                                                =======              =======


Per share:
    Net income..........................................................      $     .19            $     .18
                                                                                =======              =======


Weighted average number of shares outstanding...........................         20,638               16,311
                                                                                =======               ======





                                              SOUTH WEST PROPERTY TRUST INC.
                                               CONSOLIDATED BALANCE SHEETS
                                                      (in thousands)

                                                                               March 31,         December 31,
                                                                                  1996               1996
                                                                              (unaudited)
ASSETS

Real estate investments:
    Property............................................................     $   357,795         $   356,278
    Less accumulated depreciation.......................................       (  72,862)          (  69,584)
                                                                                --------            --------
                                                                                 284,933             286,694
    Construction in progress............................................          80,157              69,436
                                                                                --------            --------
                                                                                 365,090             356,130

Cash and cash equivalents...............................................           3,860               2,406
Cash reserved for additions to property, including $2,655 and
    $2,413 of restricted cash in 1996 and 1995, respectively............           4,884               4,643
Escrow deposits.........................................................           3,142               6,708
Deferred charges, less accumulated amortization of $1,942
    and $1,664 in 1996 and 1995, respectively...........................           4,286               4,448
Other assets, net.......................................................           3,223               3,830
                                                                                --------             -------
                                                                             $   384,485          $  378,165
                                                                               =========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage loans payable..................................................     $   109,171         $   129,286
Construction loans payable..............................................          38,214              32,256
Revolving line of credit................................................          41,800              16,500
Accounts payable and accrued expenses...................................           4,495               9,104
Dividends payable.......................................................           5,331               5,112
Accrued interest........................................................             795                 557
Tenant security deposits................................................           1,907               1,878
                                                                                --------            --------
                                                                                 201,713             194,693
                                                                                --------             -------

Stockholders' equity:
    Preferred stock, $.01 par value, 10,000,000 shares
       authorized, none issued and outstanding..........................
    Common stock, $.01 par value;  50,000,000 shares authorized,  20,422,117 and
       20,319,405 shares issued and outstanding
       in 1996 and 1995, respectively...................................             205                 203
    Paid-in capital.....................................................         231,909             231,208
    Accumulated deficit.................................................       (  49,342)          (  47,939)
                                                                                --------            --------
       Total stockholders' equity.......................................         182,772             183,472
                                                                                --------             -------
                                                                             $   384,485          $  378,165
                                                                               =========            ========







                                              SOUTH WEST PROPERTY TRUST INC.
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                             (in thousands except share data)


                                                                                                             Total
                                                            Common Stock        Paid-In    Accumulated    Stockholders
                                                         Shares      Amount     Capital      Deficit         Equity
For the Three Months ended March 31, 1996
               (unaudited)

Balance, January 1, 1996........................       20,319,405    $ 203   $  231,208   $(  47,939)     $  183,472
    Net income..................................                                               3,939           3,939
    Sale of common stock........................           53,697        1          705                          706
    Exercise of options for common stock, net
       of stock tendered in payment.............           49,015        1          449                          450
    Notes receivable from common stock
       options exercised........................                               (    453)                    (    453)
    Common stock dividends declared,
       $.26 per share...........................                                             ( 5,342)       (  5,342)
                                                      -----------       --      -------       ------         -------

Balance, March 31, 1996........................        20,422,117    $ 205   $  231,909    $( 49,342)     $  182,772
                                                      ===========      ===     ========      =======        ========


For the Three Months ended March 31, 1995
               (unaudited)

Balance, January 1, 1995........................       16,182,019    $ 161   $  188,665   $(  41,974)     $  146,852
    Net income..................................                                               2,995           2,995
    Repurchase common stock.....................      (   115,000)     ( 1)    (  1,508)                    (  1,509)
    Offering costs..............................                               (      3)                    (      3)
    Conversion of debentures to common stock....          286,000        3        2,767                        2,770
    Common stock dividends declared,
       $.25 per share...........................                                            (  4,088)       (  4,088)
                                                      -----------       --      -------      -------         -------

Balance, March 31, 1995........................        16,353,019    $ 163   $  189,921   $(  43,067)     $  147,017
                                                      ===========      ===     ========     ========        ========


For the Year Ended December 31, 1995

Balance, January 1, 1995........................       16,182,019    $ 161   $  188,665   $(  41,974)     $  146,852
    Net income..................................                                              13,031          13,031
    Repurchase common stock.....................      (   115,000)     ( 1)    (  1,508)                    (  1,509)
    Sale of common stock, net of offering costs         2,711,853       27       30,648                       30,675
    Exercise of options for common stock, net
       of stock tendered in payment.............          189,033        2        2,036                        2,038
    Notes receivable from common stock
       options exercised........................                               (  1,945)                    (  1,945)
    Conversion of debentures to common stock....        1,351,500       14       13,312                       13,326
    Common stock dividends declared,
       $1.00 per share..........................                       ___                  ( 18,996)       ( 18,996)
                                                      -----------               -------      -------         -------

Balance, December 31, 1995......................       20,319,405    $ 203   $  231,208   $(  47,939)     $  183,472
                                                      ===========      ===     ========     ========        ========





                                              SOUTH WEST PROPERTY TRUST INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (in thousands)
                                                       (unaudited)

                                                                                    For the Three Months
                                                                                       Ended March 31,
                                                                                  1996                 1995

Cash flows provided by operating activities:
    Cash received from rental operations................................      $  19,381            $  16,760
    Cash received from other sources....................................            197                  306
    Operating expenses paid.............................................       (  9,762)            (  8,672)
    Interest paid.......................................................       (  2,491)            (  2,850)
                                                                                -------              -------
       Net cash provided by operating activities........................          7,325                5,544
                                                                                -------              -------

Cash flows used in investing activities:
    Cost of construction in progress....................................       ( 10,721)            ( 17,631)
    Purchase of additional partnership interests........................                            (  1,593)
    Additions to properties.............................................       (  1,517)            (    836)
    Additions to capital improvement reserves  .........................       (    241)            (    775)
    Insurance claims advances...........................................                            (     14)
    Receipts on mortgage notes..........................................                                  73
                                                                                -------              -------
       Net cash used in investing activities............................       ( 12,479)            ( 20,776)
                                                                                -------              -------

Cash flows provided by financing activities:
    Revolving line of credit draws......................................         25,300               10,300
    Cash received from construction loans...............................          6,042                9,760
    Repayment of mortgage loans.........................................       ( 19,566)
    Mortgage principal payments.........................................       (    633)            (    567)
    Payment of loan costs...............................................       (    115)            (     10)
    Repurchase of common stock..........................................                            (  1,509)
    Payment of stock offering costs.....................................                            (      3)
    Cash distributions..................................................       (  5,126)            (  3,770)
    Proceeds from issuance of common stock..............................            706
                                                                                -------
       Net cash provided by financing activities........................          6,608               14,201
                                                                                -------              -------

Net increase (decrease) in cash and cash equivalents....................          1,454             (  1,031)

Cash and cash equivalents at beginning of period........................          2,406                1,334
                                                                                -------              -------

Cash and cash equivalents at end of period..............................      $   3,860            $     303
                                                                                =======              =======





                                              SOUTH WEST PROPERTY TRUST INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (in thousands)
                                                       (unaudited)

                                                                                      For the Three Months
                                                                                         Ended March 31,
                                                                                  1996                 1995

Reconciliation of net income to net cash
   provided by operating activities:
    Net income..........................................................      $   3,939            $   2,995
    Depreciation of real estate assets..................................          3,166                2,725
    Depreciation and amortization of other assets.......................            100                  100
    Amortization of loan costs..........................................            277                  215
    Interest forfeited by debentureholders upon conversion..............                                   5
    Amortization of note receivable discount............................                            (     17)
    Minority interest in income of consolidated partnerships............                                   6
    Decrease in other assets............................................            619                  719
    Decrease in escrow deposits.........................................          3,566                2,390
    Decrease in accounts payable and accrued expenses...................       (  4,609)            (  3,459)
    Increase (decrease) in accrued interest.............................            238             (    177)
    Increase in tenant security deposits................................             29                   42
                                                                                 ------               ------
    Net cash provided by operations.....................................      $   7,325            $   5,544
                                                                                =======              =======




Supplemental disclosure of non-cash financing and investing activities for the three months ended March 31, 1995:

    Conversion of debentures into 286,000 shares of common stock as follows -
       Principal amount of debentures converted.............................................       $   2,860
       Accrued interest forfeited by debenture holders upon conversion......................               5
       Unamortized debenture issue costs reclassified to cost of equity.....................         (    95)
                                                                                                      ------
                                                                                                   $   2,770



                         SOUTH WEST PROPERTY TRUST INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



         The consolidated financial statements included herein have been prepared in accordance with Securities and Exchange Commission Regulations and therefore do not include all disclosures required under generally accepted accounting principles. Reference is made to the consolidated financial statements filed with Form 10-K for the year ended December 31, 1995 with respect to significant accounting and financial reporting policies as well as other pertinent information of South West Property Trust Inc. ("SWP" or the "Company"). The consolidated financial statements reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year.


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Consolidation and presentation - The consolidated financial statements include the accounts of the Company, its wholly owned corporate subsidiaries and partnerships in which the Company owns at least a 50% controlling interest. The portion of net income from consolidated properties attributable to persons holding minority interests in these consolidated properties is presented as a single line item deduction from the Company's operating income in the income statements. Investments in partnerships in which the Company owns less than a 50% interest are accounted for on the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

         Earnings per share - Earnings per share is based on the net income or loss attributable to the common stock and the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the periods presented. Earnings per share for the three months ended March 31, 1996 and 1995 was based on 20,638,952 and 16,310,567 weighted average shares outstanding during each of the periods, respectively. The number of shares assumed outstanding related to options to purchase common stock has been calculated by application of the treasury stock method.

         Cash and cash equivalents - Cash and cash equivalents consist primarily of cash in demand deposits and money market accounts and short-term commercial paper carried at cost, which approximates fair value. Highly liquid debt instruments purchased with a maturity of three months or less are considered to be cash equivalents.

         Cash reserved for additions to property - The Company has set aside cash reserves in the amount of $2,229,000 to provide for the payment of recurring replacements to certain of its properties. In addition, reserves in the amount of $2,655,000 are being held in escrow by trustees and certain mortgage holders for recurring replacements to the properties which secure the first mortgage financing in the original principal amount of $100,000,000 (the "REMIC Financing") and two other first mortgages. The carrying amount of these deposits approximates their fair value.


NOTE 2 - NOTES PAYABLE

         In March 1996, the Company repaid the $8,873,000 mortgage secured by the Sunset Pointe Apartments and the $10,693,000 mortgage loan secured by the Oak Forest Apartments with funds from the line of credit. Mortgage loans payable at March 31, 1996 carry a weighted average interest rate of 7.83% and have a weighted average maturity of 5.5 years.

         A portion of the construction costs of the Company's development program are financed with construction loans. The Company presently has construction loan commitments of $68,506,000, which bear interest at rates ranging from LIBOR plus 2% to LIBOR plus 2.25%. These construction loans, by their terms, generally may be extended by the Company for up to three years.

         In September 1994, the Company obtained a revolving line of credit in the maximum amount of up to $75,000,000. The line of credit has a maturity date of March 1997, followed by an amortization period of two years. The interest rate on the line of credit is LIBOR plus 1.5%.

         At March 31, 1996, the Company had an interest rate swap agreement with a notional amount of $58,250,000. The Company has entered into the interest rate swap agreement to convert floating rate liabilities to fixed rate liabilities. The agreement fixes the interest rate on this amount of the Company's variable rate debt at 7.9% through April 1997.

         For the three months ended March 31, 1996, the Company has capitalized interest of approximately $283,000 related to construction and development of properties.


NOTE 3 - STOCKHOLDERS' EQUITY (DEFICIT)

         During the first three months of 1996, the Company accepted notes receivable totaling $453,000 from certain officers and directors to exercise options to purchase common stock. The notes receivable, which mature on December 31, 2003, are in amounts of 50% of the option exercise price and bear interest at the Applicable Federal Rate (as published by the Internal Revenue Service) at the date of exercise. Principal will be forgiven ratably over seven years beginning January 1, 1997, contingent upon continued service as an officer or director. Options to purchase 83,300 shares of common stock were exercised, and 34,285 previously issued shares of common stock were applied (at the market price of such shares at the date of such application) to the exercise price of the options and were retired. As of March 31, 1996, the Company had outstanding 20,422,117 shares of common stock and 1,668,952 options to purchase common stock (of which 421,000 are vested).

         The Company declared dividends of $.26 per share of common stock for the quarter ended March 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         Three months ended March 31, 1996 compared to three months ended March 31, 1995 - Rental revenues for the first three months of 1996 were $19,164,000, a 15% increase over rental revenues of $16,622,000 for the first three months of 1995. This increase was primarily due to revenues from Oak Forest Apartments, which was fully operational during the first quarter of 1996 and the increasing contribution from the Company's development properties. Other income was $192,000 for the first three months of 1996, compared to $306,000 for the first three months of 1995. The decrease in other income is primarily the result of the repayment of the Company's mortgage notes receivable during 1995. Total revenues were $19,356,000 for the first three months of 1996 compared to $16,928,000 for the first three months of 1995.

         Operating expenses (property operating expenses plus general and administrative expenses) were $9,143,000 for the first three months of 1996, compared to $8,140,000 for the same period in 1995. This increase was primarily attributable to expenses of recently completed development units and higher operating expenses on the properties that were operational for all of 1995 and 1996. Total operating expenses as a percentage of total revenues declined from 48% in the first three months of 1995 to 47% in the first three months of 1996, primarily as the result of higher profit margins from the Company's completed development units and general and administrative expenses being spread over a larger number of units.

         Net operating income per unit (total revenues less operating expenses, divided by the weighted average number of apartment units owned during the period) increased from $2,826 in 1995 to $3,123 on an annualized basis for the first quarter of 1996. This increase is primarily due to the impact of completed development units.

         Additions to property during the first three months of 1996 were $1,517,000, compared to $836,000 for the first three months of 1995. Depreciation and amortization increased $441,000 for the first three months of 1996 compared to the first three months of 1995, as the result of depreciation on completed construction and capitalized improvements made to the properties.

         Interest expense was $3,008,000 for the first three months of 1996, compared to $2,962,000 for the first three months of 1995. This increase is attributable to increased balances on the construction loans and the line of credit.

Liquidity and Capital Resources

         Cash and cash equivalents at March 31, 1996 aggregated $3,860,000, compared to $2,406,000 at December 31, 1995. In addition, the Company has accumulated cash reserves of $4,884,000 to fund recurring replacements to its properties. The estimate of the requirements for these reserves is based on the replacement cost and useful lives of roofs, pools, boilers, parking lots, exterior painting, signage and clubroom and model apartment furniture. Annual cash reserve requirements in 1996 are estimated to be $105 per apartment unit. Management anticipates that cash generated from property operations and cash on hand will be adequate to fund working capital requirements in the near-term and for the foreseeable future.

         Additions to property, which includes recurring replacements as well as capital improvements, were $1,517,000 in the first three months of 1996 compared to $836,000 in the first three months of 1995. The Company plans to continue upgrading its properties to increase their revenue-generating capabilities.

         In September 1994, the Company obtained a revolving line of credit in the maximum amount of $75,000,000. The Company can currently draw up to a total of $65,050,000 on the line of credit, which amount may be increased as additional properties are added as security for the loan. At March 31, 1996, the outstanding balance on the line of credit was $41,800,000.

         During the first quarter of 1996, the Company drew $25,300,000 on the line of credit. Such funds were used to repay the mortgage loan secured by the Oak Forest Apartments and the mortgage secured by the Sunset Pointe Apartments and to pay construction costs related to the Company's development program.

         The Company plans to complete four new development properties with 1,614 units and three additions or substantial modifications to existing properties with 422 units in 1996 and 1997. The total cost of this development program is estimated to be $119,000,000. The Company has arranged for $68,506,000 of the estimated development costs to be funded from construction loans, and has committed to fund the remaining $50,494,000 from available funds or draws on the Company's line of credit. As of March 31, 1996, the Company had funded all but $8,551,000 of this commitment.

         SWP plans to spend approximately $6,000,000 in 1996 on capital improvements to increase the revenue-generating capabilities of its existing properties. Funds for these improvements will come from available funds or draws on the Company's line of credit.

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

    (a)    Exhibits:

           Exhibit No.                   Description

              27 Article 5 Financial Data Schedule for the Three Months Ended March 31, 1996.


     (b)    Reports on Form 8-K:

            None

                                  SIGNATURES



         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SOUTH WEST PROPERTY TRUST INC.

                                 By:     /s/ LEWIS H. SANDLER
                                 Lewis H. Sandler, Executive Vice President,
                                 Secretary, General Counsel and Director


                                 By:     /s/ DIANA M. LAING
                                 Diana M. Laing, Senior Vice President,
                                 Chief Financial Officer and Treasurer
                                (Principal Financial and Accounting Officer)

Date:    May 1, 1996