Form 10-Q
period 1996-06-30
SOUTH WEST PROPERTY TRUST INC
filed 1996-08-02
CIK 887983

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1996................................

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
      (State or other jurisdiction          (I.R.S. employer identification no.)
    of incorporation or organization)

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

         The number of shares of the registrant's common stock, $.01 par value, outstanding as of July 29, 1996: 20,514,533 shares.

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements



                         SOUTH WEST PROPERTY TRUST INC.
                         CONSOLIDATED INCOME STATEMENTS
                     (in thousands except per share amounts)
                                   (unaudited)

                                                        For the Three Months              For the Six Months
                                                           Ended June 30,                   Ended June 30,
                                                           --------------                   --------------
                                                        1996             1995            1996             1995
                                                        ----             ----            ----             ----

Revenues:
    Rental operations...........................    $  20,069         $ 17,170       $  39,233          $ 33,792
    Other income................................          191              355             383               661
                                                      -------           ------         -------            ------
                                                       20,260           17,525          39,616            34,453

Expenses:
    Property operating expenses.................        8,854            8,105          17,569            15,697
    General and administrative..................          505              620             933             1,168
    Depreciation and amortization...............        3,382            2,824           6,648             5,649
    Interest....................................        3,349            2,613           6,357             5,575
                                                      -------           ------         -------            ------
                                                       16,090           14,162          31,507            28,089

Operating income................................        4,170            3,363           8,109             6,364
Minority interest in net income of consolidated
    partnerships................................                                                           (   6)
                                                      -------           ------         -------           -------

Net income......................................    $   4,170         $  3,363       $   8,109          $  6,358
                                                      =======           ======         =======           =======


Per share:
    Net income..................................    $     .20         $    .19       $     .39          $    .37
                                                      =======           ======         =======            ======




Weighted average number of shares outstanding..     20,645              18,446       20,637             17,383
                                                ==========              ======  ===========     ==============


                            See accompanying notes.



                         SOUTH WEST PROPERTY TRUST INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                                               June 30,          December 31,
                                                                                  1996               1995
                                                                                  ----               ----
                                                                              (unaudited)

ASSETS

Real estate investments:
    Property............................................................     $   361,245         $   356,278
    Less accumulated depreciation.......................................       (  76,163)          (  69,584)
                                                                                --------            --------
                                                                                 285,082             286,694
    Construction in progress............................................          93,483              69,436
                                                                                --------            --------
                                                                                 378,565             356,130

Cash and cash equivalents...............................................           6,071               2,406
Cash reserved for additions to property, including $2,577 and
    $2,413 of restricted cash in 1996 and 1995, respectively............           5,150               4,643
Escrow deposits.........................................................           4,348               6,708
Deferred charges, less accumulated amortization of $2,221
    and $1,664 in 1996 and 1995, respectively...........................           4,403               4,448
Other assets, net.......................................................           3,116               3,830
                                                                                --------             -------
                                                                             $   401,653          $  378,165
                                                                               =========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage loans payable..................................................     $   108,526         $   129,286
Construction loans payable..............................................          44,957              32,256
Revolving line of credit................................................          51,600              16,500
Accounts payable and accrued expenses...................................           6,298               9,104
Dividends payable.......................................................           5,348               5,112
Accrued interest........................................................             897                 557
Tenant security deposits................................................           1,915               1,878
                                                                                --------            --------
                                                                                 219,541             194,693
                                                                                --------             -------

Stockholders' equity:
    Preferred stock, $.01 par value, 10,000,000 shares
       authorized, none issued and outstanding..........................
    Common stock, $.01 par value;  50,000,000 shares authorized,  20,480,339 and
       20,319,405 shares issued and outstanding
       in 1996 and 1995, respectively...................................             205                 203
    Paid-in capital.....................................................         232,427             231,208
    Accumulated deficit.................................................       (  50,520)          (  47,939)
                                                                                --------            --------
       Total stockholders' equity.......................................         182,112             183,472
                                                                                --------             -------
                                                                             $   401,653          $  378,165
                                                                               =========            ========


                            See accompanying notes.





                         SOUTH WEST PROPERTY TRUST INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (in thousands except share data)


                                                                                                               Total
                                                            Common Stock        Paid-In    Accumulated     Stockholders'
                                                         Shares      Amount     Capital      Deficit          Equity
                                                         ------      ------     -------      -------          ------

For the Six Months ended June 30, 1996
             (unaudited)

Balance, January 1, 1996........................       20,319,405    $ 203   $  231,208   $(  47,939)     $  183,472
    Net income..................................                                               8,109           8,109
    Sale of common stock........................           83,484        1        1,097                        1,098
    Exercise of options for common stock, net
       of stock tendered in payment.............           77,450        1          791                          792
    Notes receivable from common stock
       options exercised........................                               (    669)                   (     669)
    Common stock dividends declared,
       $.52 per share...........................                                             (10,690)       ( 10,690)
                                                      -----------       --      -------       ------         -------

Balance, June 30, 1996.........................        20,480,339    $ 205   $  232,427    $( 50,520)     $  182,112
                                                      ===========      ===     ========      =======        ========


For the Six Months ended June 30, 1995
            (unaudited)

Balance, January 1, 1995........................       16,182,019    $ 161   $  188,665   $(  41,974)     $  146,852
    Net income..................................                                               6,358           6,358
    Repurchase common stock.....................      (   115,000)    (  1)    (  1,508)                    (  1,509)
    Sale of common stock, net of offering costs.        2,700,000       27       30,463                       30,490
    Exercise of options for common stock, net
       of stock tendered in payment.............          145,033        2        1,505                        1,507
    Notes receivable from common stock options
       exercise.................................                               (  1,467)                    (  1,467)
    Conversion of debentures to common stock....          314,600        3        3,039                        3,042
    Common stock dividends declared,
       $.50 per share...........................                                            (  8,895)       (  8,895)
                                                      -----------       --      -------      -------         -------

Balance, June 30, 1995.........................        19,226,652    $ 192   $  220,697   $(  44,511)     $  176,378
                                                      ===========      ===     ========     ========        ========


For the Year Ended December 31, 1995

Balance, January 1, 1995........................       16,182,019    $ 161   $  188,665   $(  41,974)     $  146,852
    Net income..................................                                              13,031          13,031
    Repurchase common stock.....................      (   115,000)     ( 1)    (  1,508)                    (  1,509)
    Sale of common stock, net of offering costs         2,711,853       27       30,648                       30,675
    Exercise of options for common stock, net
       of stock tendered in payment.............          189,033        2        2,036                        2,038
    Notes receivable from common stock
       options exercised........................                               (  1,945)                    (  1,945)
    Conversion of debentures to common stock....        1,351,500       14       13,312                       13,326
    Common stock dividends declared,
       $1.00 per share..........................                                            ( 18,996)       ( 18,996)
                                                      -----------      ----     -------      -------         -------

Balance, December 31, 1995......................       20,319,405    $ 203   $  231,208   $(  47,939)     $  183,472
                                                      ===========      ===     ========     ========        ========

                            See accompanying notes.



                         SOUTH WEST PROPERTY TRUST INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                                                     For the Six Months
                                                                                       Ended June 30,
                                                                                 1996                 1995
                                                                                 ----                 ----

Cash flows provided by operating activities:
    Cash received from rental operations................................      $  39,116            $  34,029
    Cash received from other sources....................................            349                  686
    Operating expenses paid.............................................       ( 18,122)            ( 15,419)
    Interest paid.......................................................       (  5,460)            (  5,274)
                                                                                -------              -------
       Net cash provided by operating activities........................         15,883               14,022
                                                                                -------              -------

Cash flows used in investing activities:
    Cost of construction in progress....................................       ( 24,047)            ( 32,911)
    Proceeds from mortgage notes receivable.............................                               6,279
    Purchase of additional partnership interests........................                            (  1,593)
    Additions to properties.............................................       (  4,967)            (  2,737)
    Additions to capital improvement reserves...........................       (    507)            (    523)
    Insurance claim reimbursements (advances)...........................              7             (     47)
    Receipts on mortgage notes receivable...............................                                 108
                                                                                -------              -------
       Net cash used in investing activities............................       ( 29,514)            ( 31,424)
                                                                                -------              -------

Cash flows provided by financing activities:
    Revolving line of credit draws......................................         35,100               10,300
    Revolving line of credit payments...................................                            ( 35,000)
    Cash received from construction loans...............................         12,701               21,805
    Cash received from mortgage notes...................................                               1,000
    Repayment of mortgage loans.........................................       ( 19,566)
    Mortgage principal payments.........................................       (  1,194)            (  1,155)
    Payment of loan costs...............................................       (    512)            (     85)
    Repurchase of common stock..........................................                            (  1,509)
    Payment of stock offering costs.....................................                            (  1,572)
    Cash distributions..................................................       ( 10,454)            (  7,838)
    Proceeds from exercise of options, net of stock retired
       and stockholder notes............................................            123                   40
    Proceeds from issuance of common stock..............................          1,098               32,062
                                                                                -------              -------
       Net cash provided by financing activities........................         17,296               18,048
                                                                                -------              -------

Net increase in cash and cash equivalents...............................          3,665                  646

Cash and cash equivalents at beginning of period........................          2,406                1,334
                                                                                -------              -------

Cash and cash equivalents at end of period..............................      $   6,071            $   1,980
                                                                                =======              =======
                            See accompanying notes.
                                       5




                         SOUTH WEST PROPERTY TRUST INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                                                     For the Six Months
                                                                                       Ended June 30,
                                                                                 1996                 1995
                                                                                 ----                 ----

Reconciliation of net income to net cash
   provided by operating activities:
    Net income..........................................................      $   8,109            $   6,358
    Depreciation of real estate assets..................................          6,483                5,488
    Depreciation and amortization of other assets.......................            165                  161
    Amortization of loan costs..........................................            557                  471
    Interest forfeited by debentureholders upon conversion..............                                   6
    Amortization of note receivable discount............................                            (     17)
    Minority interest in income of consolidated partnerships............                                   6
    Decrease in other assets............................................            638                  759
    Decrease in escrow deposits.........................................          2,360                1,733
    Decrease in accounts payable and accrued expenses...................       (  2,806)            (    887)
    Increase (decrease) in accrued interest.............................            340             (    188)
    Increase in tenant security deposits................................             37                  132
                                                                                 ------               ------
    Net cash provided by operations.....................................      $  15,883            $  14,022
                                                                                =======              =======




Supplemental disclosure of non-cash financing and investing activity for the six months ended June 30, 1996:

    Exercise of 127,395 options to purchase common stock as follows -
       Options exercised....................................................................       $   1,472
       Shares retired.......................................................................         (   680)
       Notes receivable.....................................................................         (   669)
                                                                                                      ------
          Cash received.....................................................................       $     123
                                                                                                     =======

Supplemental disclosure of non-cash financing activities for the six months ended June 30, 1995:


    Conversion of debentures into 314,600 shares of common stock as follows -
       Principal amount of debentures converted.............................................       $   3,146
       Accrued interest forfeited by debenture holders upon conversion......................               6
       Unamortized debenture issue costs reclassified to cost of equity.....................         (   110)
                                                                                                      ------
          Increase in stockholders' equity..................................................       $   3,042
                                                                                                     =======

    Exercise of 210,000 options to purchase common stock as follows -
       Options exercised....................................................................       $   2,310
       Shares retired.......................................................................         (   803)
       Notes receivable.....................................................................         ( 1,467)
                                                                                                      ------
          Cash received.....................................................................       $      40
                                                                                                     =======


                            See accompanying notes.
                                       6

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

         Earnings per share - Earnings per share is based on the net income or loss attributable to the common stock and the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the periods presented. Earnings per share for the three and six months ended June 30, 1996 was based on 20,644,767 and 20,636,690 weighted average shares outstanding during each of the periods, respectively. Earnings per share for the three and six months ended June 30, 1995 was based on 18,446,071 and 17,382,651 weighted average shares outstanding during each of the periods, respectively. The number of shares assumed outstanding related to options to purchase common stock has been calculated by application of the treasury stock method.

         Cash and cash equivalents - Cash and cash equivalents consist primarily of cash in demand deposits and money market accounts and short-term commercial paper carried at cost, which approximates fair value. Highly liquid debt instruments purchased with a maturity of three months or less are considered to be cash equivalents.

         Cash reserved for additions to property - The Company has set aside cash reserves in the amount of $2,573,000 to provide for the payment of recurring replacements to certain of its properties. In addition, reserves in the amount of $2,577,000 are being held in escrow by trustees and certain mortgage holders for recurring replacements to the properties which secure the first mortgage financing in the original principal amount of $100,000,000 (the "REMIC Financing") and two other first mortgages. The carrying amount of these deposits approximates their fair value.


NOTE 2 - NOTES PAYABLE

         Mortgage loans payable at June 30, 1996 carry a weighted average interest rate of 7.82% and have a weighted average maturity of 5.3 years.

         A portion of the construction costs of the Company's development program are financed with construction loans. The Company presently has construction loan commitments of $68,506,000, which bear interest at rates ranging from LIBOR plus 2% to LIBOR plus 2.25%. These construction loans, by their terms, generally may be extended by the Company for up to three years. In June 1996, the Company extended the maturity of the construction loan secured by the Promontory Pointe Apartments from July 1, 1996 to September 30, 1996.

         In September 1994, the Company obtained a revolving line of credit in the maximum amount of up to $75,000,000. The line of credit has a maturity date of March 1997, followed by an amortization period of two years. The interest rate on the line of credit is LIBOR plus 1.5%.

         At June 30, 1996, the Company had an interest rate swap agreement with a notional amount of $67,718,000. The Company has entered into the interest rate swap agreement to convert floating rate liabilities to fixed rate liabilities. The agreement fixes the interest rate on this amount of the Company's variable rate debt at 7.9% through April 1997.

         For the six months ended June 30, 1996, the Company has capitalized interest of approximately $985,000 related to construction and development of properties.


NOTE 3 - STOCKHOLDERS' EQUITY

         During the first six months of 1996, the Company accepted notes receivable totaling $669,000 from certain officers and directors to exercise options to purchase common stock. The notes receivable, which mature on December 31, 2003, are in amounts of 50% of the option exercise price and bear interest at the Applicable Federal Rate (as published by the Internal Revenue Service) at the date of exercise. Principal will be forgiven ratably over seven years beginning January 1, 1997, contingent upon continued service as an officer or director. Options to purchase 127,395 shares of common stock were exercised, and 49,945 previously issued shares of common stock were applied (at the market price of such shares at the date of such application) to the exercise price of the options and were retired. As of June 30, 1996, the Company had outstanding 20,480,339 shares of common stock and 1,552,517 options to purchase common stock (of which 490,098 are vested).

     The Company declared dividends of $.26 per share of common stock for the quarters ended March 31 and June 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         Six months ended June 30, 1996 compared to six months ended June 30, 1995 - Rental revenues for the first six months of 1996 were $39,233,000, a 16% increase over rental revenues of $33,792,000 for the first six months of 1995. This increase was primarily due to revenues from Oak Forest Apartments, which was fully operational during the first half of 1996 and the increasing contribution from the lease-up of the Company's other development properties. Other income was $383,000 for the first six months of 1996, compared to $661,000 for the first six months of 1995. The decrease in other income is primarily the result of the repayment of the Company's mortgage notes receivable during 1995. Total revenues were $39,616,000 for the first six months of 1996 compared to $34,453,000 for the first six months of 1995.

         Operating expenses (property operating expenses plus general and administrative expenses) were $18,502,000 for the first six months of 1996, compared to $16,865,000 for the same period in 1995. This increase was primarily attributable to expenses of recently completed development units and higher operating expenses on the properties that were operational for all of 1995 and 1996. Total operating expenses as a percentage of total revenues declined from 49% in the first six months of 1995 to 47% in the first six months of 1996, primarily as the result of higher profit margins from the Company's completed development units and general and administrative expenses being spread over a larger number of units.

         The following table summarizes the percentage increase in revenues and property operating expenses for the second quarter and first six months of 1996 compared to the same periods of 1995, for the 11,955 completed apartment units which were owned by the Company for the entire six months ended June 30, 1996 and 1995:

                                              Percentage Increase
                                                1996 over 1995
                                                --------------
                                       Three Months          Six Months
                                       Ended June 30        Ended June 30
                                       -------------        -------------

Revenues from rental operations.......       4%                    4%
Property operating expenses...........       2%                    5%
                                          ----                  ----

Net...................................       5%                    3%
                                          ====                  ====

         Additions to property during the first six months of 1996 were $4,967,000, compared to $2,737,000 for the first six months of 1995. Depreciation and amortization increased $999,000 for the first six months of 1996 compared to the first six months of 1995, as the result of depreciation on completed construction and capitalized improvements made to the properties.

         Interest expense was $6,357,000 for the first six months of 1996, compared to $5,575,000 for the first six months of 1995. This increase is attributable to increased balances on the construction loans and the line of credit.

Liquidity and Capital Resources

         Cash and cash equivalents at June 30, 1996 aggregated $6,071,000, compared to $2,406,000 at December 31, 1995. In addition, the Company has accumulated cash reserves of $5,150,000 to fund recurring replacements to its properties. Estimated annual additions to such reserves increased from $105 per apartment unit in 1995 to $110 per unit in 1996. The estimate is based on the expected replacement cost and useful lives of roofs, pools, boilers, parking lots, exterior painting, signage and clubroom and model apartment furniture. Management anticipates that cash generated from property operations and cash on hand will be adequate to fund working capital requirements in the near-term and for the foreseeable future.

         In September 1994, the Company obtained a revolving line of credit in the maximum amount of $75,000,000. The Company can currently draw up to a total of $65,050,000 on the line of credit, which amount may be increased as additional properties are added as security for the loan. At June 30, 1996, the outstanding balance on the line of credit was $51,600,000.

         During the first half of 1996, the Company drew $35,100,000 on the line of credit. Such funds were used to repay the mortgage loans secured by the Oak Forest Apartments and the Sunset Pointe Apartments and to pay construction costs related to the Company's development program.

         The Company plans to complete three new development properties with 1,018 units and three additions or substantial modifications to existing properties with 436 units in 1996 and 1997. The total cost of this development program is estimated to be $90,000,000. The Company has arranged for $41,352,000 of the estimated development costs to be funded from construction loans, and has committed to fund the remaining $48,648,000 from available funds, draws on the Company's line of credit or additional construction loans. As of June 30, 1996, the Company had funded $26,756,000 of this commitment.

         SWP plans to spend approximately $7,500,000 in 1996 on capital improvements to increase the revenue-generating capabilities of its existing properties. Funds for these improvements will come from available funds or draws on the Company's line of credit.

                           PART II - OTHER INFORMATION



Item 5.  Other Information.

         On July 18, 1996, the Company executed a negotiated loan application for a $60,000,000 permanent first mortgage loan having a fixed interest rate of 7.86%, a 10-year term and a 25-year amortization schedule. A $1,800,000 earnest money deposit, of which $1,200,000 is refundable upon funding of the loan, was paid. Loan approval is expected in August 1996 and the funding of the initial $50,000,000 is anticipated in November 1996. The initial funding will be used to retire interim financing on the Company's recently completed 460-unit Ashley Oaks and 596-unit Promontory Pointe communities in San Antonio, Texas, and the 436-unit Phase I of the Oak Forest community in Lewisville (a Dallas suburb), Texas. The loan is non-recourse to the Company except for certain rent stabilization and environmental assurances. At any time during the first 42 months of the loan, the Company may convert at least $50,000,000 of the principal balance to an unsecured, recourse loan, provided the Company has received an investment grade rating of at least "BBB."

         In July 1996, the Company also announced that it had commenced development of a 260-unit second phase of its Oak Forest community in Lewisville, Texas. It is expected that Phase II will be completed in April 1998 and that permanent financing will be provided out of the balance of the $60,000,000 loan.


Item 6.  Exhibits and Reports on Form 8-K.

(a)    Exhibits:

       Exhibit No.                               Description

            27          Article 5 Financial Data Schedule for the Three Months
                            Ended June 30, 1996.


(b)    Reports on Form 8-K:

       Current Report on Form 8-K dated July 15, 1996, reporting Item 5

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

                          SOUTH WEST PROPERTY TRUST INC.

                          By:     /s/  LEWIS H. SANDLER
                                Lewis H. Sandler, Executive Vice President,
                                Secretary, General Counsel and Director


                          By:      /s/ DIANA M. LAING
                                Diana M. Laing, Executive Vice President,
                                Chief Financial Officer and Treasurer
                                (Principal Financial and Accounting Officer)




Date:    July 31, 1996