Form 10-Q
period 1996-09-30
SOUTH WEST PROPERTY TRUST INC
filed 1996-11-04
CIK 887983

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to _____________

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






     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

     The number of shares of the registrant's common stock, $.01 par value, outstanding as of November 1, 1996: 20,717,187 shares.

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

                         SOUTH WEST PROPERTY TRUST INC.
                         CONSOLIDATED INCOME STATEMENTS
                     (in thousands except per share amounts)
                                   (unaudited)



                                                        For the Three Months              For the Nine Months
                                                         Ended September 30,              Ended September 30,
                                                         -------------------              -------------------
                                                        1996             1995            1996             1995
                                                        ----             ----            ----             ----
Revenues:
    Rental operations...........................    $  21,165         $ 17,997       $  60,398          $ 51,789
    Other income................................          299              511             682             1,172
                                                      -------           ------         -------            ------
                                                       21,464           18,508          61,080            52,961

Expenses:
    Property operating expenses.................        9,651            9,185          27,220            24,882
    General and administrative..................          409              270           1,342             1,438
    Depreciation and amortization...............        3,552            3,036          10,200             8,685
    Interest....................................        3,633            2,642           9,990             8,217
                                                      -------           ------         -------            ------
                                                       17,245           15,133          48,752            43,222

Operating income................................        4,219            3,375          12,328             9,739
Minority interest in net income of consolidated
    partnerships................................                            (2)                               (8)
Gain on sale of real estate assets..............                            10                                10
                                                      -------           ------         -------            ------


Net income......................................    $   4,219         $  3,383       $  12,328          $  9,741
                                                      =======           ======         =======            ======


Per share:
    Net income..................................    $     .20         $    .18       $     .60          $    .54
                                                      =======           ======         =======            ======




Weighted average number of shares outstanding.         20,705           19,362          20,659             18,050
                                                      =======           ======         =======           ========

                            See accompanying notes.
                                       2

                         SOUTH WEST PROPERTY TRUST INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                             September 30,       December 31,
                                                                                  1996               1995
                                                                                  ----               ----
                                                                              (unaudited)
ASSETS

Real estate investments:
    Property............................................................     $   397,682         $   356,278
    Less accumulated depreciation.......................................         (79,632)            (69,584)
                                                                                --------            --------
                                                                                 318,050             286,694
    Construction in progress............................................          73,598              69,436
                                                                                --------            --------
                                                                                 391,648             356,130

Cash and cash equivalents...............................................           5,666               2,406
Cash reserved for additions to property, including $1,408 and
    $2,413 of restricted cash in 1996 and 1995, respectively............           5,075               4,643
Escrow deposits.........................................................           5,441               6,708
Deferred charges, less accumulated amortization of $2,500
    and $1,664 in 1996 and 1995, respectively...........................           5,973               4,448
Other assets, net.......................................................           2,606               3,830
                                                                                --------             -------
                                                                             $   416,409         $   378,165
                                                                               =========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage loans payable..................................................     $   107,868         $   129,286
Construction loans payable..............................................          53,656              32,256
Revolving line of credit................................................          56,600              16,500
Accounts payable and accrued expenses...................................           8,495               9,104
Dividends payable.......................................................           5,375               5,112
Accrued interest........................................................             824                 557
Tenant security deposits................................................           1,891               1,878
                                                                                --------            --------
                                                                                 234,709             194,693
                                                                                --------             -------

Stockholders' equity:
    Preferred stock, $.01 par value, 10,000,000 shares
       authorized, none issued and outstanding..........................
    Common stock, $.01 par value;  50,000,000 shares authorized,  20,587,453 and
       20,319,405 shares issued and outstanding
       in 1996 and 1995, respectively...................................             205                 203
    Paid-in capital.....................................................         233,145             231,208
    Accumulated deficit.................................................       (  51,650)          (  47,939)
                                                                                --------            --------
       Total stockholders' equity.......................................         181,700             183,472
                                                                                --------             -------
                                                                             $   416,409         $   378,165
                                                                               =========            ========

                            See accompanying notes.
                                       3

                         SOUTH WEST PROPERTY TRUST INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (in thousands except share data)


                                                            Common Stock                                      Total
                                                            ------------        Paid-In   Accumulated      Stockholders'
                                                         Shares      Amount     Capital      Deficit          Equity
                                                         ------      ------     -------      -------          ------
For the Nine Months ended September 30, 1996
--------------------------------------------
             (unaudited)
Balance, January 1, 1996........................       20,319,405     $203   $  231,208   $  (47,939)     $  183,472
    Net income..................................                                              12,328          12,328
    Sale of common stock........................          117,559        1        1,528                        1,529
    Exercise of options for common stock, net
       of stock tendered in payment.............          150,489        1        1,559                        1,560
    Notes receivable from common stock
       options exercised........................                                 (1,150)                      (1,150)
    Common stock dividends declared,
       $.78 per share...........................                                             (16,039)        (16,039)
                                                      -----------       --      -------       ------          ------

Balance, September 30, 1996....................        20,587,453    $ 205   $  233,145    $ (51,650)     $  181,700
                                                      ===========     ====     ========      =======        ========


For the Nine Months ended September 30, 1995
--------------------------------------------
            (unaudited)

Balance, January 1, 1995........................       16,182,019    $ 161   $  188,665    $ (41,974)     $  146,852
    Net income..................................                                               9,741           9,741
    Repurchase common stock.....................         (115,000)      (1)      (1,508)                      (1,509)
    Sale of common stock, net of offering costs.        2,703,386       30       30,473                       30,503
    Exercise of options for common stock, net
       of stock tendered in payment.............          169,033        2        1,816                        1,818
    Notes receivable from common stock options
       exercised................................                                 (1,772)                      (1,772)
    Conversion of debentures to common stock....          464,000        5        4,532                        4,537
    Common stock dividends declared,
       $.75 per share...........................                                             (13,904)        (13,904)
                                                      -----------       --      -------      -------         -------

Balance, September 30, 1995....................        19,403,438    $ 197   $  222,206   $  (46,137)     $  176,266
                                                      ===========      ===     ========     ========        ========


For the Year Ended December 31, 1995
------------------------------------

Balance, January 1, 1995........................       16,182,019    $ 161   $  188,665   $  (41,974)     $  146,852
    Net income..................................                                              13,031          13,031
    Repurchase common stock.....................         (115,000)      (1)      (1,508)                      (1,509)
    Sale of common stock, net of offering costs         2,711,853       27       30,648                       30,675
    Exercise of options for common stock, net
       of stock tendered in payment.............          189,033        2        2,036                        2,038
    Notes receivable from common stock
       options exercised........................                                 (1,945)                      (1,945)
    Conversion of debentures to common stock....        1,351,500       14       13,312                       13,326
    Common stock dividends declared,
       $1.00 per share..........................                                             (18,996)        (18,996)
                                                      -----------      ---      -------      -------         -------

Balance, December 31, 1995......................       20,319,405    $ 203   $  231,208   $  (47,939)     $  183,472
                                                      ===========      ===     ========     ========        ========

                            See accompanying notes.
                                       4

                         SOUTH WEST PROPERTY TRUST INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                     For the Nine Months
                                                                                     Ended September 30,
                                                                                     -------------------
                                                                                  1996                 1995
                                                                                  ----                 ----
Cash flows provided by operating activities:
    Cash received from rental operations................................      $  60,494            $  52,046
    Cash received from other sources....................................            584                1,173
    Operating expenses paid.............................................        (26,884)             (25,005)
    Interest paid.......................................................         (8,886)              (7,802)
                                                                                -------              -------
       Net cash provided by operating activities........................         25,308               20,412
                                                                                -------              -------

Cash flows used in investing activities:
    Proceeds from sale of real estate...................................                               2,814
    Cost of construction in progress....................................        (37,016)             (45,821)
    Proceeds from mortgage notes receivable.............................                               6,279
    Purchase of additional partnership interests........................                              (1,593)
    Purchase of property................................................                              (3,024)
    Additions to properties.............................................         (8,550)              (4,293)
    Additions to capital improvement reserves...........................           (432)                (592)
    Insurance claim reimbursements (advances)...........................             66                 (248)
    Receipts on mortgage notes receivable...............................                                 108
    Prepaid acquisition costs...........................................                                (214)
                                                                                -------              -------
       Net cash used in investing activities............................        (45,932)             (46,584)
                                                                                -------              -------

Cash flows provided by financing activities:
    Revolving line of credit draws......................................         40,100               20,300
    Revolving line of credit payments...................................                             (35,000)
    Cash received from construction loans...............................         21,401               27,999
    Cash received from mortgage notes...................................                               1,000
    Repayment of mortgage loans.........................................        (19,566)
    Mortgage principal payments.........................................         (1,852)              (1,760)
    Payment of loan costs...............................................         (2,362)                 (83)
    Repurchase of common stock..........................................                              (1,509)
    Payment of stock offering costs.....................................                              (1,597)
    Cash distributions..................................................        (15,776)             (12,643)
    Proceeds from exercise of options, net of stock retired
       and stockholder notes............................................            410                   46
    Proceeds from issuance of common stock..............................          1,529               32,100
                                                                                -------              -------
       Net cash provided by financing activities........................         23,884               28,853
                                                                                -------              -------

Net increase in cash and cash equivalents...............................          3,260                2,681

Cash and cash equivalents at beginning of period........................          2,406                1,334
                                                                                -------              -------

Cash and cash equivalents at end of period..............................      $   5,666            $   4,015
                                                                                =======              =======

                            See accompanying notes.
                                       5

                         SOUTH WEST PROPERTY TRUST INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                     For the Nine Months
                                                                                     Ended September 30,
                                                                                     -------------------
                                                                                  1996                 1995
                                                                                  ----                 ----
Reconciliation of net income to net cash
   provided by operating activities:
    Net income..........................................................      $  12,328            $   9,741
    Depreciation of real estate assets..................................          9,952                8,433
    Depreciation and amortization of other assets.......................            248                  252
    Amortization of loan costs..........................................            836                  752
    Interest forfeited by debentureholders upon conversion..............                                  48
    Amortization of note receivable discount............................                                 (17)
    Gain on sale of real estate assets..................................                                 (10)
    Minority interest in income of consolidated partnerships............                                   8
    Decrease in other assets............................................          1,007                  662
    Decrease in escrow deposits.........................................          1,267                   83
    Increase (decrease) in accounts payable and accrued expenses........          (610)                  655
    Increase (decrease) in accrued interest.............................            267                 (379)
    Increase in tenant security deposits................................             13                  184
                                                                                 ------               ------
    Net cash provided by operations.....................................      $  25,308            $  20,412
                                                                                =======              =======


Supplemental disclosure of non-cash financing activity for the nine months ended
    September 30, 1996:

    Exercise of 200,315 options to purchase common stock as follows -
       Options exercised.................................................................      $       2,349
       Shares retired....................................................................               (789)
       Notes receivable..................................................................             (1,150)
                                                                                                  ----------
          Cash received..................................................................      $         410
                                                                                                 ===========

Supplemental disclosure of non-cash investing and financing activities for the nine months ended September 30, 1995:

    Conversion of debentures into 464,000 shares of common stock as follows -
       Principal amount of debentures converted..........................................      $       4,640
       Accrued interest forfeited by debenture holders upon conversion...................                 48
       Unamortized debenture issue costs reclassified to equity..........................               (151)
                                                                                                  ----------
                                                                                               $       4,537
                                                                                                 ===========
    Exercise of 255,000 options to purchase common stock as follows -
       Options exercised.................................................................      $       2,895
       Shares retired....................................................................             (1,077)
       Notes receivable..................................................................             (1,772)
                                                                                                  ----------
          Cash received..................................................................      $          46
                                                                                                 ===========

    In connection  with the  acquisition of the Foxfire Phase I Apartments,  the
       Company  assumed  first  lien  mortgage  debt and  other  liabilities  as follows:
          Fair value of property acquired................................................      $       5,154
          Mortgage debt assumed..........................................................             (2,798)
          Tenant security deposits, property tax, accrued interest
              and other assets and liabilities assumed...................................                 77
                                                                                                  ----------
                                                                                               $       2,433
                                                                                                 ===========

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

     Earnings per share - Earnings per share is based on the net income or loss attributable to the common stock and the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the periods presented. Earnings per share for the three and nine months ended September 30, 1996 was based on 20,705,317 and 20,658,738 weighted average shares outstanding during each of the periods, respectively. Earnings per share for the three and nine months ended September 30, 1995 was based on 19,361,939 and 18,049,572 weighted average shares outstanding during each of the periods, respectively. The number of shares assumed outstanding related to options to purchase common stock has been calculated by application of the treasury stock method.

     Cash and cash equivalents - Cash and cash equivalents consist primarily of cash in demand deposits and money market accounts and short-term commercial paper carried at cost, which approximates fair value. Highly liquid debt instruments purchased with a maturity of three months or less are considered to be cash equivalents.

     Cash reserved for additions to property - The Company has set aside cash reserves in the amount of $3,667,000 to provide for the payment of recurring replacements to certain of its properties. In addition, reserves in the amount of $1,408,000 are being held in escrow by trustees and certain mortgage holders for recurring replacements to the properties which secure the first mortgage financing in the original principal amount of $100,000,000 (the "REMIC Financing") and two other first mortgages. The carrying amount of these deposits approximates their fair value.


NOTE 2 - CONSTRUCTION OF PROPERTIES

     In September 1996, the Company acquired, for approximately $1,250,000, a parcel of land adjacent to the Oak Forest Apartments in Lewisville, Texas, and has commenced construction of 260 additional apartment units. The Company had arranged for a construction loan for approximately 70% of the estimated project costs at a rate of LIBOR plus 185 basis points. However, given the status of the pending merger (see Note 5), SWP has decided not to close on this loan at this time. The Company will fund the initial 30% of the estimated project costs.

Below is a summary of the construction in progress activity for the three and nine months ended September 30, 1996:

                                                                        For the Three             For the Nine
                                                                        Months Ended              Months Ended
                                                                     September 30, 1996       September 30, 1996
                                                                     ------------------       ------------------

               Balance at beginning of period...................         $   93,483               $   69,436
               Additions to construction in progress............             12,969                   37,016
               Completion of construction in progress and
                   reclass to real estate assets................            (32,854)                 (32,854)
                                                                            -------                  -------

               Ending balance at September 30, 1996.............         $   73,598               $   73,598
                                                                           ========                 ========

NOTE 3 - NOTES PAYABLE

         Mortgage loans payable at September 30, 1996 carry a weighted average interest rate of 7.82% and have a weighted average maturity of 5.03 years. The Company has an overall interest coverage ratio for the three and nine months ended September 30, 1996, of 3.14 and 3.26, respectively.

                                                                                                       Balance
                                             Interest        Due or          Original    Balance at     Due at
                                                Rate        Call Date         Amount    Sep 30, 1996   Maturity
                                                ----        ---------         ------    ------------   --------
MORTGAGE LOANS PAYABLE:

First Mortgage REMIC Financing..........       7.01%        12/10/00      $   50,000   $   46,638    $  39,953

First Mortgage REMIC Financing..........       8.50%        02/10/01          50,000       47,733       41,735

Turtle Creek............................       8.50%        10/01/99           5,248        5,071        4,891

High Ridge..............................       8.50%        01/01/00           4,865        4,664        4,517

Foxfire - Dallas........................   COFI + 2.75%     07/01/25           3,800        3,762            0
                                                                             -------      -------     --------

    Total mortgage loans................                                   $ 113,913    $ 107,868   $   91,096
                                                                             =======      =======     ========
CONSTRUCTION LOANS PAYABLE:

Promontory Pointe.......................     LIBOR + 2.25%  01/31/97       $  19,800   $   19,540

Ashley Oaks Phase II....................     LIBOR + 2.25%  06/30/97           7,354        7,117

Sierra Palms............................     LIBOR + 2.25%  12/29/96          12,402       10,423

Copper Mill.............................     LIBOR + 2.00%  04/13/97          10,700        9,369

Providence Court........................     LIBOR + 2.00%  03/12/98          18,250        7,207
                                                                             -------     --------

    Total construction loans............                                    $ 68,506   $   53,656
                                                                             =======     ========



REVOLVING LINE OF CREDIT:                    LIBOR + 1.50%  03/15/97        $ 65,050   $   56,600
                                                                             =======     ========

     A portion of the construction costs of the Company's development program are financed with construction loans. As of September 30, 1996, the Company has construction loan commitments of $68,506,000, which bear interest at rates ranging from LIBOR plus 2% to LIBOR plus 2.25%. These construction loans, by their terms, generally may be extended by the Company for up to three years. In October 1996, the Company extended the maturity of the construction loan secured by the Promontory Pointe Apartments from September 30, 1996 to January 31, 1997.

     In September 1994, the Company obtained a revolving line of credit in the maximum amount of up to $75,000,000. The line of credit has a maturity date of March 1997, followed by an amortization period of two years. The interest rate on the line of credit is LIBOR plus 1.5%.

     At September 30, 1996, the Company had an interest rate swap agreement with a notional amount of $73,314,000. The Company has entered into the interest rate swap agreement to convert floating rate liabilities to fixed rate liabilities. The agreement fixes the interest rate on this amount of the Company's variable rate debt at 7.9% through April 1997.

     For the nine months ended September 30, 1996, the Company has capitalized interest of approximately $2,203,257 related to construction and development of properties.


NOTE 4 - STOCKHOLDERS' EQUITY

     During the first nine months of 1996, the Company accepted notes receivable totaling $1,150,000 from certain officers, directors and other key employees to exercise options to purchase common stock. The notes receivable, which mature on December 31, 2003, are in amounts of up to 80% of the option exercise price and bear interest at the Applicable Federal Rate (as published by the Internal Revenue Service) at the date of exercise. Principal in the amount of 50% of the exercise price will be forgiven ratably over seven years with part of the forgiveness beginning January 1, 1997 and the remainder beginning January 1, 1998, contingent upon continued service as an officer or director. Options to purchase 200,315 shares of common stock were exercised, and 49,826 previously issued shares of common stock were applied (at the market price of such shares at the date of such application) to the exercise price of the options and were retired. As of September 30, 1996, the Company had outstanding 20,587,453 shares of common stock and 1,357,264 options to purchase common stock (of which 422,428 are vested).

     In  anticipation of the merger between the Company and United Dominion (see
Note 5), the Company has suspended its Dividend Reinvestment and Stock Purchase Plan, effective as of November 1, 1996. Participant accounts currently reflect the dividend distributed for the third quarter of 1996 and all voluntary cash payments invested through October 15, 1996. Society National Bank, as Plan Agent, has been instructed by the Company to hold any voluntary cash contributions received after October 15 and prior to November 1 in the Plan participants' accounts until further notice from the Company regarding continuation or termination of the Plan, and to immediately return all additional voluntary cash contributions received after November 1 to the Plan participants. Although the Plan is suspended with respect to further investments, Plan participants who wish to withdraw from or terminate their Plan accounts may continue to do so. If the merger with United Dominion is approved by the shareholders of United Dominion and by the Company's stockholders and the merger is consummated effective as of December 31, 1996 as anticipated, the Plan will be terminated and shares held in the Plan (as well as cash for fractional shares) will be distributed. United Dominion currently has a dividend reinvestment plan in which SWP's investors may be eligible to participate in the event the merger is consummated.

     The Company had a total debt to market capitalization of 42.7%. This percentage was calculated using a share price of $13.875 the closing market price on September 30, 1996.

     The Company declared dividends of $.26 per share of common stock for each of the quarters ended March 31, June 30 and September 30, 1996.


NOTE 5 - SUBSEQUENT EVENTS

     On October 1, 1996, the Company executed a definitive agreement to merge with United Dominion Realty Trust, Inc. ("United Dominion"), a Richmond, Virginia based apartment REIT, in a tax free merger. The merger was approved unanimously by the Board of Directors of both companies. Based upon the closing stock price of United Dominion on September 30, 1996 ($14.00 per share), shareholders of the Company will receive approximately $312 million of United Dominion's common stock. In addition, United Dominion will assume approximately $249 million of debt and other liabilities, making the total value of the transaction approximately $561 million. The merger is subject to completion of due diligence (which was completed on October 31, 1996) and the approval of the shareholders of both companies. Under the terms of the merger agreement, each outstanding share of the Company's common stock will be exchanged for 1.0833 shares of United Dominion common stock. The closing price per share during the pricing period of United Dominion's common stock averaged $13.988. Based on the exchange ratio, the imputed exchange value to South West shareholders is $15.15 per share. The merger is expected to be effective at the close of business on December 31, 1996.

On October 31, 1996, the Company repaid the $10,544,000 construction loan secured by the Sierra Palms Apartments in Chandler, Arizona with funds drawn from the line of credit and available cash.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     Nine months ended September 30, 1996 compared to nine months ended September 30, 1995 - Rental revenues for the first nine months of 1996 were $60,398,000, a 17% increase over rental revenues of $51,789,000 for the first nine months of 1995. This increase was primarily due to an increasing contribution from development properties and a 4.4% increase in rental rates for mature apartment communities. The development properties contributed approximately 15% of the year-to-date revenues. Other income was $682,000 for the first nine months of 1996, compared to $1,172,000 for the first nine months of 1995. The decrease in other income was primarily the result of the repayment of the Company's mortgage notes receivable during 1995 and receipt in 1995 of excess insurance proceeds. Total revenues were $61,080,000 for the first nine months of 1996 compared to $52,961,000 for the first nine months of 1995.

     The following table summarizes the rental rate growth of the Company's mature apartments. Mature apartments are defined as those communities that were acquired prior to January 1995 and held throughout all of 1995 and 1996.

                                               Physical Occupancy
                                No. of         ------------------         Average Rent
                                Mature         9 Months    9 Months         9 Months         Rental Rate
                              Apartments         1996        1995            1996              Growth
                              ----------     ----------- ------------  -------------------   ----------
Dallas/Fort Worth                6,787          94.6%        93.5%             $485              5.0%
San Antonio                      1,141          92.4%        93.4%              474              3.2%
Houston                          1,058          90.8%        91.3%              369              5.6%
Austin                             517          88.8%        93.9%              460              5.3%
Phoenix                            392          93.5%        93.8%              482              4.8%
Little Rock                        512          95.2%        94.0%              533              5.9%
Other                            1,548          91.6%        93.9%              477              2.7%
                                ------          ----         ----               ---              ---
                                11,955          93.4%        93.4%             $474              4.4%
                                ======          ====         ====               ===              ===

     Operating expenses (property operating expenses plus general and administrative expenses) were $28,562,000 for the first nine months of 1996, compared to $26,320,000 for the same period in 1995. This increase was primarily attributable to operating expenses in 1996 of recently completed development units and marginally higher operating expenses on the properties that were operational for all of 1995 and 1996. Total operating expenses as a percentage of total revenues declined from 50% in the first nine months of 1995 to 47% in the first nine months of 1996, primarily as the result of higher profit margins from the Company's completed development units and general and administrative expenses being spread over a larger number of units.

     Additions to property during the first nine months of 1996 were $8,550,000, compared to $4,293,000 for the first nine months of 1995. Most of the increase is the result of a strategic decision to spend $7,400,000 in 1996 on revenue-enhancing or expense-reducing capital improvements. Depreciation and amortization increased $1,515,000 for the first nine months of 1996 compared to the first nine months of 1995, as the result of depreciation on completed construction and capitalized improvements made to the properties.

     Interest expense was $9,990,000 for the first nine months of 1996, compared to $8,217,000 for the first nine months of 1995. This increase was attributable to increased balances on the construction loans and the line of credit.

Liquidity and Capital Resources

     Cash and cash equivalents at September 30, 1996 aggregated $5,666,000, compared to $2,406,000 at December 31, 1995. In addition, the Company has accumulated cash reserves of $5,075,000 to fund recurring replacements to its properties. Estimated annual additions to such reserves increased from $105 per apartment unit in 1995 to $110 per unit in 1996. The estimate is based on the expected replacement cost and useful lives of roofs, pools, boilers, parking lots, exterior painting, signage and clubroom and model apartment furniture.

Management anticipates that cash generated from property operations and cash on hand will be adequate to fund working capital requirements in the near-term and for the foreseeable future.

     On October 1, 1996, the Company executed a definitive agreement to merge with United Dominion Realty Trust, Inc. ("United Dominion"), a Richmond, Virginia based apartment REIT, in a tax free merger. The merger was approved unanimously by the Board of Directors of both companies. Based upon the closing stock price of United Dominion on September 30, 1996 ($14.00 per share), shareholders of the Company will receive approximately $312 million of United Dominion's common stock. In addition, United Dominion will assume approximately $249 million of debt and other liabilities, making the total value of the transaction approximately $561 million. The merger is subject to completion of due diligence (which was completed on October 31, 1996) and the approval of the shareholders of both companies. Under the terms of the merger agreement, each outstanding share of the Company's common stock will be exchanged for 1.0833 shares of United Dominion common stock. The closing price per share during the pricing period of United Dominion's common stock averaged $13.988. Based on the exchange ratio, the imputed exchange value to South West shareholders is $15.15 per share. The merger is expected to be effective at the close of business on December 31, 1996.

     In September 1994, the Company obtained a revolving line of credit in the maximum amount of $75,000,000. The Company can currently draw up to a total of $65,050,000 on the line of credit, which amount may be increased as additional properties are added as security for the loan. At September 30, 1996, the outstanding balance on the line of credit was $56,600,000.

     During the first nine months of 1996, the Company drew $40,100,000 on the line of credit. Such funds were used to repay the mortgage loans secured by the Oak Forest Apartments and the Sunset Pointe Apartments and to pay construction costs related to the Company's development program.

     During the third quarter of 1996, the Company transferred the costs of its 246-unit Ashley Oaks II apartment community in San Antonio, Texas, and its
320-unit Sierra Palms apartment community in Chandler, Arizona, from construction in progress to real estate investments. The Company also announced that it had purchased land adjacent to its recently-completed 436-unit Oak Forest community in Lewisville, Texas (for approximately $1,250,000), and has commenced development of a 260-unit second phase that should be completed in early 1998. The Company had arranged for a construction loan for approximately 70% of the estimated project cost at the rate of LIBOR plus 185 basis points. However, given the current status of the merger process and United Dominion's lower borrowing costs, SWP has decided not to close on this loan at this time.

     The Company plans to complete two development properties with 698 units and three additions or substantial modifications to existing properties with 436 units in 1996 and 1997. The total cost of this development program is estimated to be $67,000,000. The Company has arranged for $28,950,000 of the total estimated development costs to be funded from construction loans, and has committed to fund the remaining cost from available funds, draws on the Company's line of credit or additional construction loans. As of September 30, 1996, the Company had funded $21,243,000 of the remaining $38,050,000 commitment.

     SWP plans to spend approximately $7,400,000 in 1996 on revenue enhancing or expense reducing capital improvements to increase the net operating income generating capabilities of its existing properties. Funds for these improvements will come from available funds or draws on the Company's line of credit.

     In  anticipation of the merger between the Company and United Dominion (see
Note 5), the Company has suspended its Dividend Reinvestment and Stock Purchase Plan, effective as of November 1, 1996. Participant accounts currently reflect the dividend distributed for the third quarter of 1996 and all voluntary cash payments invested through October 15, 1996. Society National Bank, as Plan Agent, has been instructed by the Company to hold any voluntary cash contributions received after October 15 and prior to November 1 in the Plan participants' accounts until further notice from the Company regarding continuation or termination of the Plan, and to immediately return all additional voluntary cash contributions received after November 1 to the Plan participants. Although the Plan is suspended with respect to further investments, Plan participants who wish to withdraw from or terminate their Plan accounts may continue to do so. If the merger with United Dominion is approved by the shareholders of United Dominion and by the Company's stockholders and the merger is consummated effective as of December 31, 1996 as anticipated, the Plan will be terminated and shares held in the Plan (as well as cash for fractional shares) will be distributed. United Dominion currently has a dividend reinvestment plan in which SWP's investors may be eligible to participate in the event the merger is consummated.

     This quarter SWP launched its home page on the World Wide Web. The Company will utilize the Internet to communicate SWP's vision, performance, and property information to its shareholders, future residents, and the financial community. The SWP web site may be accessed to communicate with the Company, order property brochures, review financial information and press releases. The site includes photographs of the Company's properties to view, location maps with phone numbers and addresses, floor plans and a list of available amenities. Please visit SWP on the Internet (http://www.realpage.com/swprop). Your comments and visits are welcome.

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits:

         Exhibit No.                               Description

            27            Article 5 Financial Data Schedule for the Three Months
                           Ended September 30, 1996.


     (b) Reports on Form 8-K:

          Current Report on Form 8-K dated July 15, 1996, reporting Item 5

          Current Report on Form 8-K dated October 1, 1996, reporting Item 5.

                                   SIGNATURES



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             SOUTH WEST PROPERTY TRUST INC.

                             By:    /s/ LEWIS H. SANDLER
                                    --------------------
                                    Lewis H. Sandler, Executive Vice President,
                                    Secretary, General Counsel and Director


                             By:    /s/ DANIEL M. JONES III
                                    -----------------------
                                    Daniel M. Jones III, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)




Date:    November 4, 1996